Form 10-Q
period 1996-03-31
FIRST MERCHANTS ACCEPTANCE CORP
filed 1996-05-15
CIK 926296

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

                               or

( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from ________ to _______.

                 Commission File No.    0-24686


             FIRST MERCHANTS ACCEPTANCE CORPORATION
     (Exact name of registrant as specified in its charter)


                            Delaware
 (State or other jurisdiction of incorporation or organization)

                           36-3759045
             (I.R.S. Employer Identification Number)

    570 Lake Cook Road, Suite 126, Deerfield, Illinois 60015
            (Address of principal executive offices)

                         (847) 948-9300
      (Registrant's telephone number, including area code)

                               N/A
      (Former name, former address and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes (X)  No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $.01 par value, 6,525,519 shares outstanding as of May 1, 1996.

                 PART I - FINANCIAL INFORMATION
                  ITEM 1 - FINANCIAL STATEMENTS

             FIRST MERCHANTS ACCEPTANCE CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                  March 31          December 31
                                    1996              1995
       ASSETS                    (Unaudited)
Net finance receivables          $ 297,703,658    $ 251,908,318
Allowance for credit losses        (17,947,136)     (14,300,661)
                                 -------------    -------------
Net receivables                    279,756,522      237,607,657
                                 -------------    -------------

Finance receivables
 held for sale, net                 37,049,018       32,264,734
Excess servicing receivable          6,272,424           -
Cash                                   113,213          112,040
Restricted cash                      7,506,188        6,317,779
Repossessed collateral               2,561,310        2,304,509
Property and equipment, net          2,378,723        1,623,679
Other assets                         1,980,651        2,043,430
                                 -------------    -------------


      Total assets                $337,618,049    $ 282,273,828
                                 =============    =============



      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Borrowings under senior
   revolving credit facility      $ 159,525,000   $ 104,000,000
  Notes payable-securitized pool     62,694,777      70,378,298
  Accounts payable and
   accrued expenses                   8,918,290       5,765,322
  Interest payable                      965,626         471,085
  Dealer reserves                       480,520         552,548
  Income taxes payable                1,241,333         722,776
  Deferred income taxes               2,591,000       2,209,000
                                  -------------   -------------

                                    236,416,546     184,099,029
                                  -------------   -------------
  Subordinated reset notes, net      13,924,583      13,895,833
                                  -------------   -------------

      Total liabilities             250,341,129     197,994,862
                                  -------------   -------------


Stockholders' equity:

Preferred stock - $100 par value,
500,000 shares authorized,
no shares issued and outstanding              -               -

Common stock - $.01 par value:
 Non-voting - 300,000 shares
 authorized, no shares issued
 and outstanding at March 31,
 1996 and December 31, 1995                   -               -

 Voting - 20,000,000 shares
 authorized, 6,525,519 shares
 issued and outstanding at March
 31, 1996 and Decemeber 31, 1995         65,255          65,255
  Additional paid-in-capital         75,077,317      75,101,401
  Retained earnings                  12,134,348       9,112,310
                                  -------------   -------------

      Total stockholders' equity     87,276,920      84,278,966
                                  -------------   -------------

Total liabilities and
 stockholders' equity             $ 337,618,049   $ 282,273,828
                                  =============   =============

See accompanying notes to consolidated financial statements.

             FIRST MERCHANTS ACCEPTANCE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                    Three Months Ended March 31,
                                        1996            1995
                                   ------------------------------

Revenues:
 Interest income - finance contracts  $ 17,149,642     6,211,192
 Other portfolio income                    505,960       216,765
                                      ------------     ---------
Income from finance contract portfolio  17,655,602     6,427,957
 Interest expense                        4,564,378     1,782,745
                                      ------------     ---------
Net interest income                     13,091,224     4,645,212
 Provision for credit losses             3,500,000             -
                                      ------------     ---------
Net interest income after provision
 for credit losses                       9,591,224     4,645,212
  Gain on sale of finance receivables    3,005,814             -
  Servicing fee income                     164,196             -
                                      ------------     ---------
  Net revenues after provision
   for credit losses                    12,761,234     4,645,212
                                      ------------     ---------
Operating expenses:
 Employee compensation and
  related costs                          4,857,410     1,811,399
Other                                    2,949,786       949,785
                                      ------------     ---------

    Total operating expenses             7,807,196     2,761,184
                                      ------------     ---------
Earnings before income taxes             4,954,038     1,884,028
Income taxes                             1,932,000       716,000
                                      ------------     ---------
Net earnings                           $ 3,022,038     1,168,028
                                      ============     =========

  Net earnings per share               $      0.45          0.26
                                      ============     =========
Weighted average number of common
 and common equivalent shares
 outstanding                             6,732,603     4,452,850
                                      ============     =========

See accompanying notes to consolidated financial statements.

             FIRST MERCHANTS ACCEPTANCE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                    Three Months Ended March 31
                                        1996           1995
                                    ---------------------------

Cash flows from operating activities:
  Interest income received -
   finance contracts                 $ 17,399,475     6,353,980
  Servicing fees received                 164,196             -
  Ancillary and other operating
   receipts                               500,960       213,347
  Purchases of finance receivables,
   held for sale                      (59,032,709)            -
  Proceeds from sale of finance
   receivables, held for sale          52,109,086             -
  Principal payments received on
   finance receivables, held for sale   2,139,339             -
  Payments for operating expenses      (7,652,317)   (2,207,487)
  Payments for interest and
   borrowing fees                      (3,696,881)   (1,240,907)
  Income taxes paid                    (1,031,442)     (132,906)
                                     ------------   -----------
     Net cash flows from
      operating activities                899,707     2,986,027
                                     ------------   -----------
Cash flows from investing activities:
  Purchases of finance contracts, net (69,287,532)  (42,346,984)
  Principal payments received on
   finance contracts, net              22,275,924    11,202,467
  Purchases of property and equipment    (874,739)     (256,118)
  Increase in restricted cash            (693,346)     (490,168)
                                     -------------  -----------
     Net cash flows from
      investing activities            (48,579,693)  (31,890,803)
                                     ------------   -----------

Cash flows from financing activities:
  Proceeds from issuance of
   subordinated debt, net                       -    13,800,000
  Repayment of notes payable -
   securitized pool                    (7,819,758)            -
  Cost paid in connection with
   issuance of subordinated debt                -      (270,000)
  Net increase in borrowings
   under senior revolving credit
   facility                            55,525,000    15,300,000
  Other                                   (24,083)            -
                                     ------------   -----------
     Net cash flows from
      financing activities             47,681,159    28,830,000
                                     ------------   -----------
Net increase (decrease) in cash             1,173       (74,776)
Cash balance beginning of period          112,040       135,240
                                     ------------   -----------
Cash balance end of period             $  113,213        60,464
                                     ============   ===========
Reconciliation of net earnings to net cash flows
  from operating activities:

  Net earnings                        $ 3,022,038     1,168,028
  Amortization of contract acquisition
   costs and discounts, net               249,833       152,372
  Provision for credit losses           3,500,000             -
  Depreciation                            119,875        54,684
  Amortization of debt issuance costs
   and other                              482,700       137,224
  Gain on sale of finance receivables  (3,005,814)            -
  Provision for deferred income taxes     382,000       104,000
  Increase in other assets               (471,026)      (72,358)
  Increase in finance receivables
   held for sale                       (4,784,284)            -
  Increase in accounts payable and
   accrued expenses                       391,287       513,208
  Increase in interest payable            494,541       449,775
  Increase in income taxes payable        518,557       479,094
                                       ----------   -----------
Net cash flows from
 operating activities                  $  899,707     2,986,027
                                       ==========   ===========

See accompanying notes to consolidated financial statements.

             FIRST MERCHANTS ACCEPTANCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                           (Unaudited)

1. General

First Merchants Acceptance Corporation and its wholly owned subsidiaries (the "Company") operate as a specialty consumer finance company engaged in financing the purchase of automobiles through the acquisition of dealer-originated retail installment contracts ("finance contracts") collateralized by the underlying automobiles. The Company was incorporated on March 22, 1991 in Delaware and commenced operations on June 1, 1991.

The unaudited interim consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of results as of the dates and for the interim periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

2. Finance Receivables

The finance contracts generally have terms of 18 to 60 months.
Net finance receivable balances consisted of the following at March 31, 1996 and December 31, 1995:

                                    March 31        December 31
                                      1996             1995
                                  ------------------------------
Precomputed interest
 contracts, net                   $260,617,876      $222,931,347
Simple interest contracts           37,085,782        28,976,971
                                  ------------      ------------
Net finance receivables           $297,703,658      $251,908,318
                                  ============      ============

Precomputed interest contracts are shown net of unearned finance charges of $114,134,266 and $89,318,743 at March 31, 1996 and
December 31, 1995, respectively.

Activity in the contract acquisition discount and allowance for credit losses for the three months ended March 31, 1996 and 1995 was as follows:

                                         Three Months Ended
                                              March 31,
                                         -------------------
                                         1996           1995
Allowance for Credit Losses:
Balance - beginning of period         $14,300,661    $4,488,995
Discounts allocated to allowance
 for credit losses, net                 5,033,019     3,136,578
Provision for credit losses             3,500,000             -
Charge-offs, net                       (4,886,544)     (203,252)
                                      -----------     ---------
Balance-end of period                 $17,947,136     7,422,321
                                      ===========     =========
Contract Acquisition Discount:
Balance-beginning of period           $         -    $1,401,313
Amortized to interest income                    -       (12,766)
Charge-offs, net                                -      (923,767)
Other                                           -       (32,204)
                                      -----------      ---------
Balance-end of period                 $         -     $ 432,576
                                      ===========     =========
Summary of Net Charge-offs:
Charge-offs - allowance for
 credit losses                         $5,218,194     $ 290,332
Recoveries - allowance for
 credit losses                           (331,650)      (87,080)
                                       ----------     ---------
     Charge-offs, net                   4,886,544       203,252
Charge-offs - contract acquisition
 discount                                       -       923,767
                                       ----------     ---------
Total net charge-offs                  $4,886,544    $1,127,019
                                       ==========    ==========

3. Excess Servicing Receivable

Excess servicing receivable represents the Company's subordinated interest in the First Merchants Grantor Trust 1996-1 (the "Trust"), including excess servicing on the finance receivables sold to the Trust. The excess servicing receivable is equal to the present value of estimated future collections and recoveries on the finance receivables sold to the Trust, less the present value of required principal and interest payments to the investors, base servicing fees payable to the Company at an annual rate of 2.5% of finance receivables serviced and certain other fees. The calculation of excess servicing includes estimates of future credit losses and prepayment rates for the remaining term of the finance receivables sold since these factors impact the amount and timing of future collections and recoveries on the pool of finance receivables. If future credit losses and prepayment rates exceed the Company's estimates, the excess servicing receivable will be adjusted through a charge to operations. Favorable credit loss and prepayment experience compared to the Company's estimates would result in additional servicing fee income. The excess servicing receivable is amortized using the interest method against realized excess servicing fee income.

Excess servicing receivable consists of the following:

                                                    March 31,
                                                      1996
                                                   ----------
Estimated future net cash flows before
     allowance for credit losses                  $13,389,785
Allowance for credit losses                        (5,675,370)
                                                  ------------

Estimated future net cash flows                     7,714,415
Unamortized discount                               (1,441,991)
                                                  ------------
Balance at March 31, 1996                         $ 6,272,424
                                                  ============

4. Senior Revolving Credit Facility

The Company had a $205.0 million senior revolving credit facility (the "Senior Revolving Credit Facility") with a group of nine banks as of March 31, 1996. Borrowings under the Senior Revolving Credit Facility are secured by certain assets of the Company. The Company has the option to either borrow at LIBOR plus 1.60% or at the reference prime rate. The average interest rate on the Senior Revolving Credit Facility for the three months ended March 31, 1996 and 1995 was 7.37% and 8.65%, respectively. At March 31, 1996 and December 31, 1995 the interest rate on these borrowings was 6.98% and 7.39%, respectively. The Senior Revolving Credit Facility expires June 30, 1997.

5. Notes Payable - Securitized Pool

On November 17, 1995, the Company completed a $75,140,000 debt financing consisting of 6.20% automobile receivable-backed notes, Series 1995-A. The notes were issued by First Merchants Auto Receivable Corporation, a wholly-owned special purpose subsidiary of First Merchants Acceptance Corporation. The proceeds the Company received were used to repay indebtedness under the Senior Revolving Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries on the pool of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders.

The Company is required to establish and maintain cash reserve and collection accounts with a trustee with respect to the securitized pool of finance receivables. The amounts set aside would be used to supplement certain shortfalls in payments, if any, to investors. These balances are subject to an increase up to a maximum amount as specified in the securitization indenture and are invested in certain instruments as permitted by the trust agreement. To the extent balances on deposit exceed specified levels, distributions are made to the Company and, at the termination of the transaction, any remaining amounts on deposit are distributed to the Company. The indenture requires the Company to maintain delinquency and credit loss covenants. The Company was in compliance with these covenants at March 31, 1996.

6. Sale and Securitization of Finance Contracts

On March 12,1996, the Company completed a sale of finance receivables to the Trust and the issuance of $55,761,186 of automobile receivables-backed certificates of the Trust. The proceeds the Company received were used to repay borrowings under the Senior Revolving Credit Facility. The Company retained a subordinated interest in the Trust. The certificates have a pass through interest rate of 5.90%. FSA issued a financial guaranty insurance policy for the benefit of the investors.

The Company recognized a gain on the sale of finance receivables to the Trust. The gain represents the difference between the sales proceeds, net of the transaction costs, and the Company's carrying value of the receivables sold, plus the present value of the excess servicing rights.

7. Common Stock Options

Stock option activity for the three months ended March 31, 1996 was as follows:

                           Number of              Exercise Price
                            Shares                Range Per Share
                          ----------              ---------------
Balance at
 December 31, 1995          311,017                 $0.04-12.25
Granted                     180,650                    $19.50
Cancelled                    (6,558)                $4.40-18.75
                           --------
Balance at March 31, 1996   485,109

Options exercisable         193,684                  $0.04-12.25
                           ========                  ===========
Options available for
 future grant                97,350
                           ========

Statement of Financial Accounting Standards No.123, "Accounting for Stock-based Compensation" ("SFAS 123" ), provides an alternative method of accounting for stock-based compensation and requires certain disclosures regarding the fair value of stock-based compensation. The Company did not adopt the alternative method of accounting for stock-based compensation and, accordingly, the adoption of SFAS 123 will not have any effect on the Company's financial position or results of operations. The Company expects to expand its disclosure of stock-based compensation plans to include proforma fair value information for grants in 1996.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of the Company at March 31, 1996 as compared with December 31, 1995 and the results of operations for the three months ended March 31, 1996 and 1995. The financial information provided below has been rounded in order to simplify its presentation. The ratios and percentages provided below are calculated using the detailed financial information contained in the unaudited interim consolidated financial statements, the notes thereto and the financial data elsewhere in this report.

General

The Company is a specialty finance company engaged in financing the purchase of automobiles through the acquisition of dealer-originated retail installment contracts ("finance contracts"), collateralized by the underlying automobiles.
The Company has experienced significant annual growth in its finance contract portfolio since it commenced operations in June 1991. The Company derives its revenues from its finance contract portfolio and from the sale of finance receivables. Interest earned on the finance contracts ("finance charges") represented 83.5% and 98.6% of the Company's total revenues for the three months ended March 31, 1996 and 1995, respectively.

In order to adjust for credit risks and achieve an acceptable rate of return, the Company typically purchases finance contracts from dealers at a discount from the principal amounts of such contracts. This discount is non-refundable to the dealer. The discount is allocated to the allowance for credit losses.
Prior to 1995, a portion of the discount was being amortized into interest income. Beginning in 1995, the remaining unamortized contract acquisition discounts were used to absorb credit losses.

Results of Operations

The following table sets forth certain financial data relating to the Company:

                                         Three Months Ended
                                             March 31,
                                       1996              1995
                                     --------          --------
                                       (Dollars in thousands)
Average net finance
 receivables-owned (1)               $321,131          $109,748
Average net finance
 receivables-serviced (1)             335,280           109,748
Average indebtedness (2)              219,722            74,520
Income from finance contract
 portfolio                             17,656             6,428
Interest expense                        4,564             1,783
Net interest income                    13,091             4,645

Gross portfolio yield (3)                22.0%             23.4%
Average cost of borrowed funds (2)        8.3%              9.6%
Net interest spread (4)                  13.7%             13.8%
                                     ---------          --------
Net portfolio yield (3)                  16.3%             16.9%

Total Dealer Service Centers               42                30
Total states served                        35                20

- -------------------
(1) Net finance receivables-owned represents those net finance receivables that have been retained by the Company. Net finance receivables serviced represents net finance receivables sold and net finance receivables owned. Net finance receivables owned and serviced represents the total contractual payments due under finance contracts less the related unearned finance charges on those contracts. Net finance receivables owned and serviced have not been reduced by unamortized contract acquisition discounts, unearned ancillary income, unamortized contract acquisition costs and the allowance for credit losses. Average net finance receivables-owned and serviced are calculated based on the month-end balances.

(2) Indebtedness includes the borrowings outstanding under the senior revolving credit facility, notes payable-securitized pool and subordinated notes. The average indebtedness is based on the month-end balances. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3) Gross portfolio yield represents income from finance contract portfolio as a percentage of average finance receivables-owned. Net portfolio yield represents net interest income as a percentage of average finance receivables-owned.

(4) Net interest spread represents the gross portfolio yield less the average cost of borrowed funds.

Three Months Ended March 31, 1996 Compared to the Three Months
Ended March 31, 1995

Net Interest and Other Income

Income from finance contract portfolio increased $11.3 million, or 174.7%, to $17.7 million in the three months ended March 31, 1996 from $6.4 million in the three months ended March 31, 1995. The growth in income from finance contract portfolio resulted from an increase in the number of finance contracts purchased by Dealer Service Centers in operation at March 31, 1995 as well as the purchase of finance contracts by new Dealer Service Centers opened after March 31, 1995.

The Company purchased 12,576 finance contracts having an aggregate initial principal amount of $135.8 million in the three months ended March 31, 1996, increases of 177.1% and 193.5%,respectively, from the 4,539 finance contracts having an aggregate initial principal amount of $46.3 million purchased in the three months ended March 31, 1995. The Company operated 24 Dealer Service Centers that were open for the entire three months ended March 31, 1996 and 1995. Finance contracts purchased by these 24 Dealer Service Centers increased $40.5 million, or 89.5%, to $85.8 million in the three months ended March 31, 1996 from $45.3 million in the three months ended March 31, 1995.

Average finance receivables-owned increased $211.4 million, or 192.6%, to $321.1 million in the three months ended March 31, 1996 from $109.7 million in the three months ended March 31, 1995. Income from finance contract portfolio as a percentage of average finance receivables ("gross portfolio yield") decreased to 22.0% in the three months ended March 31, 1996 from 23.4% in the three months ended March 31, 1995. The decrease in the gross portfolio yield was primarily attributable to general competition in the marketplace and the purchase of a higher percentage of finance contracts covering later model automobiles, which generally have a lower interest rate.

As part of the Company's growth strategy, the Company may experience further reductions in its gross portfolio yield. However, the increase in the Company's revenues attributable to increases in volume of finance contracts purchased and future gains resulting from sales of finance receivables is expected to offset any decreases in total revenues attributable to the decrease in the Company's portfolio yield.

Interest expense increased $2.8 million, or 156.0%, to $4.6 million in the three months ended March 31, 1996 from $1.8 million in the three months ended March 31, 1995. The increase in interest expense resulted primarily from an increase in borrowings under the senior revolving credit facility, (the "Senior Revolving Credit Facility"), and proceeds from the issuance of notes payable - securitized pool. Such increased borrowings were used to fund the growth of the Company's finance contract portfolio. Average indebtedness, including borrowings under the Senior Revolving Credit Facility, notes payable-securitized pool and subordinated debt, increased $145.2 million, or 194.9%, to $219.7 million in the three months ended March 31, 1996 from $74.5 million in the three months ended March 31, 1995. Interest expense as a percentage of average indebtedness ("average cost of borrowed funds") was 8.3% in the three months ended March 31, 1996 compared to 9.6% in the three months ended March 31, 1995.

The contractual interest rate charged on borrowings under the Senior Revolving Credit Facility for the three months ended March 31, 1996 and 1995 averaged 7.37% and 8.65%, respectively. At March 31, 1996, the weighted average interest rate charged under the Senior Revolving Credit Facility was 6.98%. See "Liquidity and Capital Resources."

Net interest income increased $8.5 million, to $13.1 million in the three months ended March 31, 1996 from $4.6 million in the three months ended March 31, 1995.

Provision for Credit Losses

A provision for credit losses of $3.5 million was charged against earnings in the three months ended March 31, 1996, and no provision for credit losses was charged against earnings in the three months ended March 31, 1995. The provision for credit losses was used to supplement the non-refundable discounts collected from dealers which are used to absorb future credit losses on such contracts. For the three months ended March 31, 1996 and 1995 discounts as a percentage of the principal amount financed were 4.9% and 6.9%, respectively. The declining discounts combined with a 193.5% increase in the initial principal amount financed were factors in determining the increase in the provision for credit losses. The Company expects to continue recording provision for credit losses in light of these declining discounts. See "Credit Loss Experience."

Gain On Sale Of Finance Receivables and Other Income

For the three months ended March 31, 1996, the Company recognized a $3.0 million gain on sale of receivables resulting from the sale of finance receivables to the First Merchants Grantor Trust 1996-1 (the "Trust") in March 1996 and the issuance to investors of $55.8 million of automobile receivable-backed certificates of the Trust. The Company's previous issuances of automobile receivables-backed securities were structured as debt issuances by a subsidiary of First Merchants Acceptance Corporation and thus were accounted for as borrowings. Because the Company intends to structure future issuances of automobile receivables-backed securities in a manner which will result in the recognition of both a gain on sale of receivables and issuance of debt, the amount and timing of such future transactions could impact the Company's net earnings in any given financial reporting period. No gain on sale of finance receivables was recorded for the three months ended March 31, 1995. See "Liquidity and Capital Resources."

Servicing fee income represents the Company's base servicing fee on the finance receivables sold to the Trust. Servicing fee income was $164,000 for the three months ended March 31, 1996. No servicing fee income was recorded for the three months ended March 31, 1995.

Operating Expenses

Operating expenses increased $5.0 million, or 182.7%, to $7.8 million in the three months ended March 31, 1996 from $2.8 million in the three months ended March 31, 1995. Although operating expenses increased during the three months ended March 31, 1996, the Company's finance contract portfolio grew at a faster rate than the rate of increase in operating expenses. As a result, operating expenses as a percentage of average finance receivables, serviced decreased to 9.3% in the three months ended March 31, 1996 from 10.1% in the three months ended March 31, 1995.

Employee compensation and related costs, such as group insurance and payroll taxes, represented 62.2% and 65.6% of total operating expenses in the three months ended March 31, 1996 and 1995, respectively. Employee compensation expense increased $3.1 million, or 168.2%, to $4.9 million in the three months ended March 31, 1996 from $1.8 million in the three months ended March 31, 1995. Both employee compensation and total operating expenses increased for three principal reasons: increases in corporate headquarters office staff and management to provide continuing support for and control over the Company's expanding operations, increases in staff personnel for 13 additional Dealer Service Centers opened after March 31, 1995, and additional staffing for Dealer Service Centers in operation at March 31, 1995.

Income Taxes

Income taxes were recorded at an effective rate of 39.0% and 38.0% in the three months ended March 31, 1996 and 1995, respectively.

Net Earnings

Net earnings increased $1.8 million, or 158.7%, to $3.0 million in the three months ended March 31, 1996 from $1.2 million in the three months ended March 31, 1995. The increase in net earnings is directly attributable to the growth in the finance contract portfolio and related factors discussed above.

Credit Loss Experience

The Company maintains an allowance for credit losses at a level management believes adequate to absorb potential losses in the owned finance contract portfolio. Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience, delinquencies, the value of the underlying collateral, the level of the finance contract portfolio and general economic conditions and trends. An account is charged off at the earliest of the time the account's collateral is repossessed, the account is 91 or more days past due, or the account is otherwise deemed to be uncollectible.

The allowance for credit losses is initially established through an allocation of contract acquisition discounts based upon management's estimate of credit losses. A provision for credit losses is charged against earnings to supplement the contract acquisition discounts allocated to the allowance for credit losses.

The following table summarizes data relating to the Company's charge-off experience and allowance for credit losses. The charge-off experience includes estimated losses to be incurred upon the sale of repossessed collateral.


                                         Three Months Ended
                                              March 31,
                                       1996             1995
                                     ---------        --------
                                        (Dollars in thousands)
Average net finance
 receivables-serviced                 $335,280        $109,748
Net charge-offs                          4,895           1,127
Net charge-offs as a percentage
 of average net finance
 receivables-serviced - last
 three months (annualized)                 5.8%            4.1%

                                    March 31,       December 31,
As of:                                1996              1995

                                     --------        -----------
                                        (Dollars in thousands)
Net finance receivables-owned        $297,704          $251,908
Allowance for credit losses            17,947            14,301
Allowance for credit losses as
 a percentage of net finance
 receivables                              6.0%              5.7%


Net finance recievables held for sale are not included above as they are recorded at the lower of aggregate cost or market value.

Delinquency Experience

A payment is considered past due if the borrower fails to make any full payment on or before the due date as specified by the terms of the finance contract. The Company typically contacts borrowers whose payments are not received by the due date within two days after such due date. The following table summarizes the Company's delinquency experience for accounts with payments 31 or more days past due on both a number and dollar basis for its serviced finance contract portfolio as of March 31, 1996 and 1995. The delinquency experience data exclude contracts where the collateral has been repossessed.

As of:                              March 31,       December 31,
                                      1996              1995
                                   ----------       ------------
                                   Number of            Number of
                          Dollars  Contracts   Dollars  Contracts

                                     (Dollars in thousands)
Net finance
 receivables-serviced(1)  $388,532  41,094     $284,173   31,082

Past due accounts:
31 - 60 days(2)           $  6,597     723     $  5,163      595
61 days or more(3)           3,650     454        2,021      251
                          --------------------------------------
Total                     $ 10,247   1,177     $  7,184      846
                          ======================================

Accounts with payments 31
 or more days more past
 due as a percentage of
 total finance receivables
 and number of
 contracts-serviced(4)      2.6%      2.9%        2.5%     2.7%
                          =====================================

____________________
(1)  Includes finance receivables sold or held for sale, net
(2) Customers in this category have missed two consecutive monthly payments.
(3) Customers in this category have missed three or more consecutive monthly payments.
(4) Customers in this category have missed two or more consecutive monthly payments.

Repossessed Collateral

The Company commences repossession procedures against the underlying collateral when it determines that collection efforts are likely to be unsuccessful. Repossession generally occurs before a borrower misses more than two consecutive monthly payments. In such cases, the net amount due under the finance contract is reduced to the estimated fair value of the collateral, less the cost of disposition, through a charge to the allowance for credit losses. Repossessed collateral included 528 and 505 automobiles at March 31, 1996 and December 31,1995, respectively. At March 31, 1996, the 528 automobiles had been held as repossessed collateral for an average of 38 days.

Liquidity and Capital Resources

Since inception, the Company has funded its operations, the regional dealer service center openings and finance contract portfolio growth through the following: funds provided from principal and interest payments received under finance contracts, borrowings under the Senior Revolving Credit Facility, proceeds from the issuance of subordinated debt and securitization of finance receivables and from the sale of shares of common stock.

Net cash flows provided by operating activities were $0.9 million and $3.0 million in the three months ended March 31, 1996 and 1995, respectively. The decreased cash flows from operating activities primarily resulted from the increases in finance contracts held for sale offset by increases in net earnings.

Net cash used in investing activities in the three months ended
March 31, 1996 and 1995 was $48.6 million and $31.9 million, respectively and was primarily attributable to the finance contract portfolio growth.

Net cash provided by financing activities was primarily used to support finance contract portfolio growth. Financing activities for the three months ended March 31, 1996 and 1995 were as follows:

                                         Three Months Ended
                                               March 31
                                        1996            1995
                                    ----------------------------
Proceeds from issuance of
 subordinated debt, net             $         -     13,800,000
Repayment of notes payable
 - securitized pool                  (7,819,758)             -
Cost paid in connection with
 issuance of subordinated debt
 and notes payable
 - securitized pool                           -       (270,000)
Net increase in borrowings
 under senior revolving credit
 facility                            55,525,000     15,300,000
Other                                   (24,083)             -
                                    -----------     ----------
     Net cash flows from
      financing activities          $47,681,159     28,830,000
                                    ===========     ==========

On February 28, 1996, the Senior Revolving Credit Facility was increased to $205.0 million with a group of nine banks. The Senior Revolving Credit Facility expires June 30, 1997 and borrowings are secured by certain assets of the Company. The Company has options to borrow at either (i) the reference prime rate or (ii) LIBOR plus 1.60% per annum for maturities of one, two, three or six months. Also the Company is a party to an interest rate protection agreement aggregating a notional amount of $15.0 million, which limits the exposure to increases in borrowing costs.

The Senior Revolving Credit Facility, the indenture relating to the Subordinated Reset Notes due 2005, and the indenture relating to the notes payable securitized pool contain several financial and other covenants, including interest coverage requirements, leverage tests, delinquency, credit losses tests, a dividend prohibition and minimum net worth requirements. The Company believes these covenants will not materially limit its business or expansion strategy. The Company was in compliance with all such covenants at March 31, 1996.

On March 4, 1996 the Company completed a $55.8 million asset securitization through the sale of 5.90% automobile receivables-backed Class A Certificates. The Company recorded a $3.0 million gain on sale of net finance receivables in the three months ended March 31, 1996. The certificates were issued by First Merchants Grantor Trust 1996-1. Principal and interest on the certificates are payable monthly commencing March 20, 1996 from collections and recoveries on the pool of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders. Net proceeds from the sale and securitization of finance receivables were used to repay indebtedness under the Company's Senior Revolving Credit Facility.

Management believes that in order to meet its 1996 funding needs, the Company will require additional capital resources to supplement its expected cash flows from operations, the principal payments on finance contracts, and anticipated borrowings under its Senior Revolving Credit Facility. The Company is expecting to complete a securitization of finance receivables in the second quarter of 1996, and is exploring several other sources of liquidity to satisfy its needs for additional capital resources. The Company will make additional capital expenditures, none of which is expected to be material, as it opens new Dealer Service Centers and increases the number of employees.

Impact of Inflation and Changing Prices

Although the Company does not believe that inflation directly has a material adverse effect on its financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. Because the Company borrows a portion of its funds on a floating rate basis and purchases finance contracts bearing a fixed rate equal to the maximum interest rate permitted by law, increased costs of borrowed funds could have a material adverse impact on the Company's profitability. Inflation also can affect the Company's operating expenses.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -
          None

Item 5.   Other Information - Not Applicable

Item 6. (a) Exhibits - See exhibit index following the signature page.

          (b)  Reports on Form 8-K -  On March 12, 1996 the
          Company filed an 8-K regarding an $55.8 million securitization.

                 The following items were reported:

                        Item 2.    Acquisition or Disposition of
                                   Assets
                        Item 7.    Financial Statements and
                                   Exhibits

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST MERCHANTS ACCEPTANCE CORPORATION

                         By:  /s/  Mitchell C. Kahn
                         Its: President and Chief Executive
                              Officer

                         By:  /s/  Thomas R. Ehmann
                         Its: Vice President and Chief Financial
                              Officer
Date:  May 14, 1996

                        INDEX OF EXHIBITS


Exhibit No.                    Description


 10.1 Purchase Agreement, dated March 4, 1996, among First Merchants Acceptance Corporation, First Merchants Auto Receivable Corporation II and Salomon Brothers Inc., filed with the Commission as Exhibit 2 to the Company's Form 8-K dated March 12, 1996, is incorporated herein by reference.

 10.2 Receivables Purchase Agreement, dated March 1, 1996, among First Merchants Acceptance Corporation and First Merchants Auto Receivable Corporation II, filed with the Commission as Exhibit 3 to the Company's Form 8-K dated March 12, 1996, is incorporated herein by reference.

 10.3 Pooling and Servicing Agreement, dated March 1, 1996, among First Merchants Acceptance Corporation, as servicer, First Merchants Acceptance Corporation II, as depositor and Harris Trust and Savings Bank, as Trustee and backup servicer filed with the Commission as Exhibit 4 to the Company's Form 8-K dated March 12, 1996, is incorporated herein by reference.

 10.4 Fourth Amended and Restated Loan and Security Agreement, dated as of February 28, 1996, by and among First Merchants Acceptance Corporation, LaSalle National Bank, NBD Bank, Firstar Bank of Milwaukee, N.A. , Harris Trust and Savings Bank, The Boatmen's National Bank of St. Louis, First Bank, N.A., CoreStates Bank, N.A., Natwest Bank, N.A., Mellon Bank, N.A. and LaSalle National Bank as agent (filed herewith)

 11.      Statement Regarding Computation of Per Share Earnings
          (filed herewith)

 27.      Financial Data Schedule (filed herewith)