Form 10-Q
period 1996-06-30
FIRST MERCHANTS ACCEPTANCE CORP
filed 1996-08-14
CIK 926296

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                            FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

                               or

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

     Common Stock $.01 par value, 6,525,519 shares outstanding as of August 1, 1996.

                 PART I - FINANCIAL INFORMATION
                  ITEM 1 - FINANCIAL STATEMENTS

             FIRST MERCHANTS ACCEPTANCE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (In Thousands except par values)
                                  June  30          December 31
                                    1996              1995
                                 ------------------------------
       ASSETS                    (Unaudited)
Net finance receivables          $ 313,606        $ 251,908
Allowance for credit losses        (18,829)         (14,301)
                                 -------------    -------------
Net receivables                    294,777          237,607
                                 -------------    -------------

Finance receivables
 held for sale, net                 26,221           32,265
Excess servicing receivable         13,002                -
Cash                                   711              112
Restricted cash                     17,774            6,808
Repossessed collateral               3,336            2,305
Property and equipment, net          3,618            1,624
Other assets                         2,666            1,553
                                 -------------    -------------


      Total assets                $362,105        $ 282,274
                                  =========       =========



      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Borrowings under senior
   revolving credit facility      $  69,825       $ 104,000
  Notes payable-securitized pools   172,866          70,378
  Accounts payable and
   accrued expenses                  10,372           5,765
  Interest payable                      966             471
  Dealer reserves                       415             553
  Income taxes                        3,241           2,932
                                  -------------   -------------
                                    257,685         184,099
                                  -------------   -------------
  Subordinated reset notes, net      13,953          13,896
                                  -------------   -------------
      Total liabilities             271,638         197,995
                                  -------------   -------------

Stockholders' equity:

Preferred stock - $100 par value,
500 shares authorized,
no shares issued and outstanding          -               -

Common stock - $.01 par value:
 Non-voting - 300 shares
 authorized, no shares issued
 and outstanding at June 30,
 1996 and December 31, 1995               -               -

 Voting - 20,000 shares
 authorized, 6,526 shares
 issued and outstanding at June
 30, 1996 and December 31, 1995          65              65
  Additional paid-in-capital         75,078           75,102
  Retained earnings                  15,324            9,112
                                  -------------   -------------
      Total stockholders' equity     90,467          84,279
                                  -------------   -------------
 Total liabilities and
 stockholders' equity             $ 362,105       $ 282,274
                                  =============   =============

See accompanying notes to consolidated financial statements.





             FIRST MERCHANTS ACCEPTANCE CORPORATION
              CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)
               (In Thousands except per share data)

                                  Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                    1996      1995        1996     1995
                                   ------------------    -----------------

Revenues:
 Interest income-finance
  contracts                        $ 18,330     8,276   $ 35,480     14,487
 Other portfolio income                 459       262        965        479
 Gain on sale of finance
  receivables                         5,087         -      8,092          -
 Servicing fee and other income         704         -        868          -
                                    -------   -------     ------     ------
Total Revenues                       24,580     8,538     45,405     14,966
                                    -------   -------     ------     ------
Expenses:
 Interest expense                     5,107     2,584      9,671      4,367
 Provision for credit losses          4,200       125      7,700        125
 Operating expenses:
   Employee compensation and related
     costs                            5,911     2,196     10,769      4,007
   Other operating expenses           4,132     1,431      7,081      2,381
                                     ------     -----     ------      -----
Total Expenses                       19,350     6,336     35,221     10,880
                                     ------     -----     ------     ------
Earnings before income taxes          5,230     2,202     10,184      4,086
Income taxes                          2,040       837      3,972      1,553
                                      -----     -----     ------      -----
Net earnings                        $ 3,190     1,365      6,212      2,533
                                      =====     =====      =====      =====

Net earnings per share             $   0.47      0.31       0.92       0.57
                                      =====      =====      =====     =====
Weighted average number of common
 and common equivalent shares
 outstanding                          6,780     4,470      6,754      4,463
                                     ======     =====      =====      =====

See accompanying notes to consolidated financial statements.

                 FIRST MERCHANTS ACCEPTANCE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                         (Dollars in Thousands)

                               Three Months Ended     Six Months Ended
                                    June 30                June 30
                                1996      1995          1996     1995
                              -----------------------------------------

Cash flows from operating
 activities:
Interest income received -
 finance contracts             $ 18,550     8,448      $35,885     14,802
Servicing fees received             571         -          735          -
Ancillary and other operating
 receipts                           518       254        1,088        467
Purchases of finance
 receivables, held for sale,
 net                            (79,442)         -    (140,130)         -
Proceeds from sale of finance
 receivables, held for sale,
 net                             88,761          -     141,398         -
Payments for operating
 expenses                       (8,207)   (3,298)     (16,122)    (5,505)
Payments for interest and
 borrowing fees                 (4,918)   (1,593)      (8,615)    (2,834)
Income taxes paid               (2,631)      (66)      (3,663)      (199)
                               --------   -------      -------    -------
Net cash flows from operating
activities                      13,202      3,745       10,576      6,731
                               --------    -------     -------    -------
Cash flows from  investing
 activities:
Purchases of
 finance contracts, net        (58,604)   (51,285)    (124,360)   (93,632)
Principal payments received
 on finance contracts, net       37,928    16,813       60,204     28,015
Purchases of property and
 equipment                      (1,439)     (304)      (2,314)      (560)
Increase in restricted cash    (10,267)        -      (10,966)      (490)
                               --------   -------      --------   -------
Net cash flows from investing
 activities                    (32,382)  (34,776)     (77,436)   (66,667)
                              ---------  --------     --------   --------
      Cash flows from
 financing activities:
Proceeds from
 issuance of subordinated
 debt, net                         -           -            -       13,530
Proceeds from issuance of
 notes payable-  securitized
 pools, net                       124,989                 124,989
Repayment of notes payable-
 securitized pools                (15,511)        -       (23,331)       -
Net (decrease) increase in
 borrowings under senior
 revolving credit facility        (89,700)    31,075      (34,175)   46,375
Other                                 -         (26)         (24)      (26)
                                  -------   --------      -------    ------
Net cash flows from financing
 activities                        19,778     31,049       67,459    59,879
                                  -------   --------       ------    ------
Net increase (decrease)
 in cash                              598         18          599      (57)
Cash balance beginning of
 period                               113         61          112       136
                                    -----     ------       ------     -----
Cash balance end of period         $  711         79          711        79
                                    ======    ======       ======    ======

Reconciliation of net earnings to net cash flows from operating activities:

Net earnings                   $ 3,190      1,365        6,212     2,533
Amortization of contract
 acquisition costs and
 discounts, net                    279        201          529       353
Provision for credit losses      4,200        125        7,700       125
Depreciation                       199         99          319       153
Amortization of debt issuance
 costs and other                   274        251          757       388
Provision for deferred
 income taxes                      404        125          786       229
Increase in other
  assets                          (234)       (79)        (965)     (150)
Decrease in finance
 receivables held for sale,
 net                              10,828          -        6,044         -
Gain on sale of finance
 receivables and other increases
 in excess servicing fee
 receivables                     (6,730)         -        (13,002)      -
Increase in accounts payable
   and accrued expenses           1,787         243         2,178      756
Increase in interest payable         -          769           495    1,219
Increase (Decrease)
  in income taxes                 (995)        646         (477)    1,125
                                  ------     ------        ------   ------
Net cash flows from operating
 activities                     $  13,202      3,745       10,576     6,731
                                 ========   ========       ======     =====

See accompanying notes to consolidated financial statements.

                FIRST MERCHANTS ACCEPTANCE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

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

Certain amounts in the December 31, 1995 financial statements have been reclassified to conform with current financial statement presentation.
The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Finance Receivables

The finance contracts generally have terms of 18 to 60 months. Net finance receivable balances consisted of the following at June 30, 1996 and December 31, 1995:

                                        June 30         December 31
                                          1996             1995
                                      ------------------------------
                                          (Dollars in Thousands)
Precomputed interest
 contracts, net                       $259,462          $222,931
Simple interest contracts               54,144            28,977
                                    ----------        ----------
Net finance receivables               $313,606          $251,908
                                   ===========       ===========

Precomputed interest contracts are shown net of unearned finance charges of $101,218 and $89,319 at June 30, 1996 and December 31, 1995, respectively.

Activity in the allowance for credit losses and contract acquisition discount for the three months ended and six months ended June 30, 1996 and 1995 was as follows:

                              Three Months Ended        Six Months Ended
                                  June 30,                  June 30,
                             -------------------       ----------------
                                         (Dollars in Thousands)
                              1996      1995            1996      1995
Allowance for Credit Losses:
Balance -  beginning
  of period                 $17,947     $7,422        $ 14,301    $ 4,489
Discounts allocated to
  allowance for credit
  losses, net                 2,424      3,798           7,456      6,935
Provision for credit losses   4,200        125           7,700        125
Charge-offs, net             (5,742)    (1,550)        (10,628)    (1,754)
                           ---------   --------        --------    -------
Balance-end of period       $18,829     $9,795         $18,829     $9,795
                            =======    =======         =======     ======
Contract Acquisition
  Discount:
Balance-beginning
  of period                 $     -     $  433         $     -     $1,401
Amortized to interest
 income                           -          -               -        (13)
Charge-offs, net                  -       (374)              -     (1,297)
Other                             -          -               -        (32)
                           --------     -------          ------    -------
Balance-end of period       $     -     $   59          $    -     $   59
                           ========    ========          =======  =========
Summary of Net Charge-offs:
Charge-offs  - allowance
   for credit losses         $6,231      $1,673          11,449      1,964
Recoveries - allowance for
  credit losses                (489)       (123)           (821)     (210)
                             -------      ------           -----    ------
Charge-offs, net              5,742       1,550          10,628      1,754
Charge-offs - contract
  acquisition discount            -         374                -     1,297
                           --------     -------          -------    ------
Total net charge-offs        $5,742      $1,924         $10,628     $3,051
                           ========    ========          =======    ======

3. Excess Servicing Receivable

Excess servicing receivable includes the Company's subordinated interest in the First Merchants Grantor Trust 1996-1 (the "Trust 1996-1") and First Merchants Grantor Trust 1996-2 (the "Trust 1996-2") together known as
(the "Trusts"). The excess servicing receivable is equal to the present value of estimated future collections and recoveries on the finance receivables sold to the Trusts, less the present value of required principal and interest payments to the investors, base servicing fees payable to the Company at an annual rate of 2.5% of finance receivables serviced and certain other fees. The calculation of excess servicing includes estimates of future credit losses and prepayment rates for the remaining term of the finance receivables sold because these factors impact the amount and timing of future collections and recoveries on the pool of finance receivables. If future credit losses and prepayment rates exceed the Company's estimates, the excess servicing receivable will be adjusted through a charge to operations. Favorable credit loss and prepayment experience compared to the Company's estimates would result in additional servicing fee income. The excess servicing receivable is amortized using the interest method against realized excess servicing fee income.

Excess servicing receivable consists of the following:

                                                  June 30,
                                                    1996
                                               ------------
                                                (Dollars in
                                                 Thousands)
Estimated future net cash flows before
     allowance for credit losses                     $30,635
Allowance for credit losses                          (14,140)
                                                    ---------

Estimated future net cash flows                       16,495
Unamortized discount                                  (3,493)
                                                    ---------
Balance at June 30, 1996                             $13,002
                                                   ==========

4. Senior Revolving Credit Facility

As of June 30, 1996, the Company had a $205.0 million senior revolving credit facility (the "Senior Revolving Credit Facility") with a group of nine banks. Borrowings under the Senior Revolving Credit Facility are secured by certain assets of the Company. The Company has the option to either borrow at LIBOR plus 1.60% or at the reference prime rate. The average interest rate on the Senior Revolving Credit Facility was 7.33%, 8.26%, 7.32% and 8.42% for the three months ended and six months ended June 30, 1996 and 1995, respectively. At June 30, 1996 and December 31, 1995 the interest rate on these borrowings was 7.14% and 7.39%, respectively. The Senior Revolving Credit Facility expires June 30, 1997. The Senior Revolving Credit Facility requires the Company to maintain specified financial ratios and to comply with other covenants. The Company was in compliance with these ratios and covenants at June 30, 1996.

5. Notes Payable - Securitized Pool

On November 17, 1995, the Company completed a $75.1 million debt financing consisting of 6.20% automobile receivable-backed notes, Series 1995-A. The Series 1995-A notes were issued by First Merchants Auto Receivable Corporation, a wholly-owned special purpose subsidiary of First Merchants Acceptance Corporation.

On May 21, 1996, the Company completed a $125.9 million debt financing consisting of automobile receivable-backed notes, Series 1996-A. Of these notes, $85.0 million have a floating interest rate of 0.17% over the one-month LIBOR and the remaining $40.9 million have a fixed interest rate of 6.70%.
The Series 1996-A notes were issued by First Merchants Auto Trust 1996-A, a trust formed specifically for purposes of the securitization structure.

In an effort to reduce the Company's exposure to increases in borrowing costs, on May 21, 1996, the Company entered into an interest rate swap agreement with an initial notional amount of $85.0 million, whereby the Company pays a fixed rate of 5.98% and receives a variable rate of one month LIBOR. The notional amount declines, as specified in the swap agreement, at each month-end during the term of the agreement, which expires May, 1998. At June 30, 1996, the notional amount was $76.7 million and one month LIBOR was 5.50%.

The proceeds the Company received from the issuance of notes under Series 1995-A and Series 1996-A were used to repay indebtedness under the Senior Revolving Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries in the pools of finance receivables. Financial Security Assurance Inc. ("FSA")issued a financial guaranty insurance policy for the benefit of the noteholders.

The Company is required to establish and maintain cash reserve and collection accounts with a trustee with respect to the securitized pools of finance receivables. The amounts set aside would be used to supplement certain shortfalls in payments, if any, to investors. These balances are subject to an increase up to a maximum amount as specified in the securitization indentures and are invested in certain instruments as permitted by the trust agreements.
To the extent balances on deposit exceed specified levels, distributions are made to the Company and, at the termination of the transaction, any remaining amounts on deposit are distributed to the Company. The indentures require the Company to maintain delinquency and credit loss covenants. The Company was in compliance with these covenants at June 30, 1996.

6. Sale and Securitization of Finance Contracts

On March 12, 1996, the Company completed a sale of finance receivables to Trust 1996-1 and the issuance of $55.8 million of automobile receivables-backed certificates of Trust 1996-1. The proceeds the Company received were used to repay borrowings under the Senior Revolving Credit Facility. The Company retained a subordinated interest in Trust 1996-1. The certificates have a pass through interest rate of 5.90%. FSA issued a financial guaranty insurance policy for the benefit of the investors.

On June 26, 1996, the Company completed a sale of finance receivables to Trust 1996-2 and the issuance of $90.4 million of automobile receivables-backed certificates of Trust 1996-2. The proceeds the Company received were used to repay borrowings under the Senior Revolving Credit Facility. The Company retained a subordinated interest in Trust 1996-2. The certificates have a pass through interest rate of 6.85%. FSA issued a financial guaranty insurance policy for the benefit of the investors.

The Company recognized a gain on the sale of finance receivables to the Trust 1996-1 and Trust 1996-2. The gains represent the difference between the sales proceeds, net of the transaction costs, and the Company's carrying value of the receivables sold, plus the present value of the excess servicing rights.

7. Common Stock Options

Stock option activity for the six months ended June 30, 1996 was as follows:

                           Number of              Exercise Price
                            Shares                Range Per Share
                          ----------              ---------------
Balance at
 December 31, 1995          311,017                 $0.04-19.00
Granted                     285,400                 $19.00-24.25
Canceled                    (25,208)                 $4.40-19.50
                           --------
Balance at June 30, 1996    571,209

Options exercisable         223,397                  $0.04-19.00
                           ========                  ===========
Options available for
 future grant               561,250
                           ========

At the Annual Meeting held on May 14, 1996, the Company's stockholders voted to amend the 1994 Equity Incentive Plan (the"Plan") to increase the aggregate number of shares of Common Stock available under the Plan from 300,000 to 750,000 and made certain other modifications.

Statement of Financial Accounting Standards No.123, "Accounting for Stock-based Compensation" ("SFAS 123" ), provides an alternative method of accounting for stock-based compensation and requires certain disclosures regarding the fair value of stock-based compensation. The Company did not adopt the alternative method of accounting for stock-based compensation and, accordingly, the adoption of SFAS 123 will not have any effect on the Company's financial position or results of operations. The Company expects to expand its disclosure of stock-based compensation plans to include proforma fair value information in 1996 Annual Report to Stockholders.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of the Company at June 30, 1996 as compared with December 31, 1995 and the results of operations for the three months ended and six months ended June 30, 1996 and 1995. The financial information provided below has been rounded in order to simplify its presentation. The ratios and percentages provided below are calculated using the detailed financial information contained in the unaudited interim consolidated financial statements, the notes thereto and the financial data elsewhere in this report.

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

Results of Operations

The following table sets forth certain financial data relating to the Company:

                              Three Months Ended        Six Months Ended
                                    June 30,                June 30,
                              1996          1995        1996      1995
                              ------------------      ------------------
                                       (Dollars in thousands)
Average net finance
 receivables-owned (1)     $335,911      $146,395       $319,948     $128,000
Average net  finance
 receivables-serviced (1)   434,723       146,395        384,497      128,000
Average indebtedness (2)    262,793       106,546        241,258       90,621
Income from finance
 contract portfolio          18,789         8,538         36,445       14,966
Interest expense              5,107         2,584          9,671        4,367
Net interest income          13,682         5,954         26,774       10,599
Gross portfolio yield (3)      22.4%         23.3%          22.8%        23.4%
Average cost of borrowed
 funds (2)                      7.8%          9.7%           8.0%         9.6%
                              ------        ------          -----        -----
Net interest spread (4)        14.6%         13.6%          14.8%        13.8%

Net portfolio  yield (3)       16.3%         16.3%          16.7%        16.6%

Total states served              42            21             42            21

- - - -----------------------------
(1) Net finance receivables-owned represents those net finance receivables that have been retained by the Company. Net finance receivables-serviced represents net finance receivables sold and net finance receivables owned. Net finance receivables owned and serviced represents the total contractual payments due under finance contracts less the related unearned finance charges on those contracts. Net finance receivables owned and serviced have not been reduced by unamortized contract acquisition discounts, unearned ancillary income, unamortized contract acquisition costs and the allowance for credit losses. Average net finance receivables-owned and serviced are calculated based on the month-end balances.
(2) Indebtedness includes the borrowings outstanding under the senior revolving credit facility, notes payable-securitized pools and subordinated notes. The average indebtedness is based on daily balances. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3) Gross portfolio yield represents income from finance contract portfolio as a percentage of average finance receivables-owned. Net portfolio yield represents net interest income as a percentage of average finance receivables-owned.
(4) Net interest spread represents the gross portfolio yield less the average cost of borrowed funds.

Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30,
1995

Revenues

The Company purchased 11,382 finance contracts having an aggregate initial principal amount of $129.6 million in the three months ended June 30, 1996, increases of 113.1% and 145.8%, respectively, from the 5,340 finance contracts having an initial principal amount of $52.7 million purchased in the three months ended June 30, 1995.

Interest income from finance contracts-owned increased $10.3 million, or 120.1%, to $18.8 million in the three months ended June 30, 1996 from $8.5 million in the three months ended June 30, 1995. The growth in income from finance contract portfolio resulted from an increase in the number of finance contracts purchased by Dealer Service Centers in operation at June 30, 1995, as well as the purchase of finance contracts by new Dealer Service Centers opened after June 30, 1995.

Average net finance receivables-owned increased $189.5 million, or 129.5%, to $335.9 million in the three months ended June 30, 1996 from $146.4 million in the three months ended June 30, 1995. Income from the owned finance contract portfolio as a percentage of average net finance receivables ("gross portfolio yield") decreased to 22.4% in the three months ended June 30, 1996 from 23.3% in the three months ended June 30, 1995. The decrease in the gross portfolio yield was primarily attributable to general competition in the marketplace and the purchase of a higher percentage of finance contracts covering later model automobiles, which generally have a lower interest rate.

The Company may experience further reductions in its gross portfolio yield and decreases in interest income from finance contracts. However, the increases in the Company's total revenues attributable to increases in the volume of finance contracts purchased and securitization and related servicing activities is expected to offset any decreases in interest income attribitable to decreases in the Company's portfolio yield.

For the three months ended June 30, 1996, the Company recognized a $5.1 million gain on sale of receivables resulting from the sale of finance receivables to the First Merchants Grantor Trust 1996-2 (the "Trust 1996-2") in June 1996 and the issuance to investors of $90.4 million of automobile receivble-backed certificates of the Trust 1996-2. Because the Company intends to structure future issuances of automobile receivables-backed securities in a manner which will result in the recognition of both a gain on sale of receivables and issuance debt, the amount and timing of such future transactions could impact the Company's net earnings in any given financial reporting period. No gain on sale of finance receivables was recorded for the three months ended June 30, 1995. See "Liquidity and Capital Resources."

Servicing fee income represents the Company's base servicing fee on the finance receivables sold to the Trusts 1996-2 and 1996-1 and amortization of the excess servicing receivable. Servicing fee income was $0.7 million for the three months ended June 30, 1996. No servicing fee income was recorded for the three months ended June 30, 1995.

Expenses

Interest expense increased $2.5 million, or 97.6%, to $5.1 million in the three months ended June 30, 1996 from $2.6 million in the three months ended June 30, 1995. The increase in interest expense resulted primarily from an increase in borrowings under the senior revolving credit facility, (the "Senior Revolving Credit Facility"), and proceeds from the issuance of notes payable - securitized pools. Such increased borrowings were used to fund the growth of the Company's finance contract portfolio. Average indebtedness, including borrowings under the Senior Revolving Credit Facility, notes payable-securitized pools and the 11% Subordinated Reset Notes, increased $156.3 million, or 146.6%, to $262.8 million in the three months ended June 30, 1996 from $106.5 million in the three months ended June 30, 1995. Interest expense, including the amortization of fees, as a percentage of average indebtedness ("average cost of borrowed funds") was 7.77% in the three months ended June 30, 1996 compared to 9.70% in the three months ended June 30, 1995.

For the three months ended June 30, 1996 the provision for credit losses increased $4.1 million to $4.2 million from $0.1 million charged against earnings in the three months ended June 30, 1995. For the three months ended June 30, 1996 and 1995 discounts as a percentage of the principal amount financed were 3.7% and 7.2%, respectively. Non-refundable discounts collected from dealers are supplemented by the provision for credit losses and, are used to absorb future credit losses. The declining discounts combined with a 145.8% increase in the initial principal amount financed were factors in determining the increase in the provision for credit losses. The Company expects to continue recording provision for credit losses in light of these declining discounts. See "Credit Loss Experience."

Operating expenses increased $6.4 million, or 177.0%, to $10.0 million in the three months ended June 30, 1996 from $3.6 million in the three months ended June 30, 1995. Operating expenses in the three months ended June 30, 1996 included a $600,000 expense for costs associated with consolidating thirteen of the smaller Dealer Service Centers to improve certain operating efficiencies. Although operating expenses increased during the three months ended June 30, 1996, the Company's finance contract portfolio grew at a faster rate than the rate of increase in operating expenses. As a result, operating expenses as a percentage of average finance receivables-serviced decreased to 9.2% in the three months ended June 30, 1996 from 9.9% in the three months ended June 30, 1995.

Employee compensation and related costs, such as group insurance and payroll taxes, represented 58.9% and 60.5% of total operating expenses in the three months ended June 30, 1996 and 1995, respectively. Employee compensation expense increased $3.7 million, or 169.2%, to $5.9 million in the three months ended June 30, 1996 from $2.2 million in the three months ended June 30, 1995. Both employee compensation and total operating expenses increased due to expanding operations and growth in the serviced finance receivable portfolio.

Income Taxes

Income taxes were recorded at an effective rate of 39.0% and 38.0% in the three months ended June 30, 1996 and 1995, respectively.

Net Earnings

Net earnings increased $1.8 million, or 133.7%, to $3.2 million in the three months ended June 30, 1996 from $1.4 million in the three months ended June 30, 1995. The increase in net earnings is directly attributable to the growth in the finance contract portfolio and related factors discussed above.


Six Months Ended June 30, 1996 Compared to the Six Months
Ended June 30, 1995

Revenues

The Company purchased 23,958 finance contracts having an aggregate initial principal amount of $265.3 million in the six months ended June 30, 1996, increases of 142.5% and 168.1%, respectively, from the 9,879 finance contracts having an aggregate initial principal amount of $99.0 million purchased in the six months ended June 30, 1995.

Interest and other income from finance contracts-owned portfolio increased $21.5 million, or 143.5%, to $36.4 million in the six months ended June 30, 1996 from $14.9 million in the six months ended June 30, 1995. The growth in income from finance contract portfolio resulted from an increase in the number of finance contracts purchased by Dealer Service Centers in operation at June 30, 1995 as well as the purchase of finance contracts by new Dealer Service Centers opened after June 30, 1995.

Average net finance receivables-owned increased $191.9 million, or 150.0%, to $319.9 million in the six months ended June 30, 1996 from $128.0 million in the six months ended June 30, 1995. The gross portfolio yield decreased to 22.8% in the six months ended June 30, 1996 from 23.4% in the six months ended June 30, 1995. The decrease in the gross portfolio yield was primarily attributable to general competition in the marketplace and the purchase of a higher percentage of finance contracts covering later model automobiles, which generally have a lower interest rate.

For the six months ended June 30, 1996, the Company recognized $8.1 million in gains on sales of receivables resulting from the sale of finance receivables to the First Merchants Grantor Trust 1996-1 (the "Trust 1996-1") and the Trust 1996-2 together known as (the "Trusts") in March 1996 and June 1996 respectively, and the issuance to investors of $55.8 million and $90.4 million of automobile receivable-backed certificates of the Trusts. No gain on sale of finance receivables was recorded for the six months ended June 30, 1995. See "Liquidity and Capital Resources."

Servicing fee income represents the Company's base servicing fee on the finance receivables sold to the Trusts and amortization of the excess servicing fee receivable. Servicing fee income totaled $0.9 million for the six months ended June 30, 1996. No servicing fee income was recorded for the six months ended June 30, 1995.

Expenses

Interest expense increased $5.3 million, or 121.5%, to $9.7
million in the six months ended June 30, 1996 from $4.4 million in the six months ended June 30, 1995. Average indebtedness, including borrowings under the Senior Revolving Credit Facility, notes payable-securitized pools and 11% Subordinated Reset Notes, increased $150.7 million, or 166.2%, to $241.3 million in the six months ended
June 30, 1996 from $90.6 million in the six months ended June 30, 1995. The average cost of borrowed funds was 8.02% in the six months ended June 30, 1996 compared to 9.64% in the six months ended June 30, 1995. See "Liquidity and Capital Resources."

For the six months ended June 30, 1996 the provision for credit losses increased $7.6 to $7.7 million from $0.1 million charged against earnings in the six months ended June 30, 1995. For the six months ended June 30, 1996 and 1995, discounts as a percentage of the princpal amount financed were 4.3% and 7.1%, respectively. Non-refundable discounts collected from dealers are supplemented by the provision for credit losses and are used to absorb future credit losses. See "Credit Loss Experience."

Operating expenses increased $11.5 million, or 179.4%, to $17.9 million in the six months ended June 30, 1996 from $6.4 million in the six months ended June 30, 1995. Operating expenses in the six months ended June 30, 1996 include a $600,000 charge for costs associated with consolidating thirteen of the smaller Dealer
Service Centers to improve operating efficiencies. Operating expenses as a percentage of average finance receivables-serviced decreased to 9.3% in the six months ended June 30, 1996 from 10.0% in the six months ended June 30, 1995.

Employee compensation and related costs, such as group insurance and payroll taxes, represented 60.3% and 62.7% of total operating expenses in the six months ended June 30, 1996 and 1995, respectively. Employee compensation expense increased $6.8 million, or 168.8%, to $10.8 million in the six months ended
June 30, 1996 from $4.0 million in the six months ended June 30, 1995. Both employee compensation and total operating expenses increased due to expanding operations and growth in the serviced finance receivable portfolio.

Income Taxes

Income taxes were recorded at an effective rate of 39.0% and 38.0% in the six months ended June 30, 1996 and 1995, respectively.

Net Earnings

Net earnings increased $3.7 million, or 145.2%, to $6.2 million in the six months ended June 30, 1996 from $2.5 million in the six months ended June 30, 1995. The increase in net earnings is directly attributable to the growth in the finance contract portfolio and related factors discussed above.

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

The allowance for credit losses is initially established through an allocation of contract acquisition discounts based upon management's estimate of credit losses. A provision for credit losses is charged against earnings in addition to the contract acquisition discounts allocated to the allowance for credit losses.

The following table summarizes data relating to the Company's charge-off experience. The charge-off experience includes estimated losses to be incurred upon the sale of repossessed collateral.


                            Three Months Ended         Six Months Ended
                                June 30,                   June 30,
                            1996        1995           1996       1995
                            ------------------        ------------------
                                     (Dollars in thousands)
Average net finance
 receivables-serviced   $434,723      $146,395       $384,497   $128,000
Net charge-offs
 serviced                  6,309         1,924         11,204      3,051
Net charge-offs as a
 percentage of average
 net finance receivables
 -serviced (annualized)      5.8%          5.3%          5.8%        4.8%

The following table summarizes data relating to the Company's allowance for credit losses.

                             June 30,       December 31,
As of:                         1996            1995
                            ----------      -----------
                                (Dollars in thousands)
Net finance receivables-
 owned                        $313,606          $251,908
Allowance for credit
 losses                         18,829            14,301
Allowance for credit
 losses as a percentage
 of net finance receivables        6.0%              5.7%


Net finance receivables held for sale totaled $26.2 million and $32.3 million, net of contract acquisition discounts of $0.6 and $0.4 million at June 30, 1996 and December 31, 1995, respectively. Net finance receivables held for sale are not included above as they are recorded at the lower of aggregate cost or market value.

At June 30, 1996, the excess servicing receivable is reported net of $14.1 million allowance for estimated credit losses on finance receivables sold to Trust 1996-1 and 1996-2. There was no excess servicing receivable at December 31, 1995.

Delinquency Experience

A payment is considered past due if the borrower fails to make any full payment on or before the due date as specified by the terms of the finance contract. The Company typically contacts borrowers whose payments are not received by the due date within two days after such due date. The following table summarizes the Company's delinquency experience for accounts with payments 31 or more days past due on both a number and dollar basis for its serviced finance contract portfolio as of June 30, 1996 and 1995. The delinquency experience data exclude contracts where the collateral has been repossessed.

As of:                         June 30,         December 31,
                                 1996              1995
                          ---------------------------------------
                                   Number of            Number of
                          Dollars  Contracts   Dollars  Contracts
                          ---------------------------------------
                                     (Dollars in thousands)
Net finance
 receivables-serviced(1)  $479,243  49,287     $284,173   31,082

Past due accounts:
31 - 60 days(2)           $ 11,171   1,253     $  5,163      595
61 days or more(3)           4,323     494        2,021      251
                          --------------------------------------
Total                     $ 15,494   1,747     $  7,184      846
                          ======================================

Accounts with payments 31
 or more days more past
 due as a percentage of
 total finance receivables
 and number of
 contracts-serviced(4)       3.2%      3.5%        2.5%     2.7%
                          =======================================

____________________
(1)  Includes finance receivables sold or held for sale, net
(2) Customers in this category have missed two consecutive monthly payments.
(3) Customers in this category have missed three or more consecutive monthly payments.
(4) Customers in this category have missed two or more consecutive monthly payments.

Repossessed Collateral

The Company commences repossession procedures against the underlying collateral when it determines that collection efforts are likely to be unsuccessful. Repossession generally occurs before a borrower misses more than two consecutive monthly payments. In such cases, the net amount due under the finance contract is reduced to the estimated fair value of the collateral, less the cost of disposition, and this reduction is reported as a credit loss. Repossessed collateral included 786 and 505 automobiles at June 30, 1996 and December 31,1995, respectively. At June 30, 1996, the 786 automobiles had been held as repossessed collateral for an average of 33 days.

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

Net cash flows provided by operating activities were $13.2 million, $3.7 million, $10.6 million and $6.7 million in the three months ended and six months ended June 30, 1996 and 1995, respectively. The increased cash flows from operating activities primarily resulted from increases in net earnings.

Net cash used in investing activities were $32.4 million, $34.8 million, $77.4 million and $66.7 in the three months ended and six months ended June 30, 1996 and 1995 respectively and was primarily atttributable to the finance contract portfolio growth.

Net cash provided by financing activities was primarily used to support finance contract portfolio growth. Financing activities for the three months ended and six months ended June 30, 1996 and 1995 were as follows:

                                 Three Months Ended        Six Months Ended
                                     June 30                    June 30
                                1996            1995       1996        1995
                             -----------------------------------------------
                                                (In Thousands)
Proceeds from issuance of
 subordinated debt, net     $       -          -            -     $13,530
Proceeds from issuance of
 notes payable - securitized
 pools                         124,989          -      124,989           -
Repayment of notes payable
 -securitized pools           (15,511)         -      (23,331)          -
Net (decrease) increase in
 borrowings under senior
 revolving credit facility    (89,700)    31,075      (34,175)     46,375
Other                               -        (26)         (24)        (26)
                             ---------------------------------------------
Net cash flows from
 financing activities         $19,778    $31,049      $67,459     $59,879
                             =============================================

The Company maintains a $205.0 million Senior Revolving Credit Facility with a group of nine banks. The Senior Revolving Credit Facility expires June 30, 1997 and borrowings are secured by certain assets of the Company. The Company has options to borrow at either (i) the reference prime rate or (ii) LIBOR plus 1.60% per annum for maturities of one, two, three or six months. Also the Company is a party to an interest rate protection agreement aggregating a notional amount of $15.0 million, which limits the exposure to increases in borrowing costs.

On May 21, 1996, the Company completed a $125.9 million debt financing consisting of automobile receivable-backed notes, Series 1996-A.
Of these notes, $85.0 million have a floating interest rate of 0.17% over the one month LIBOR and the remaining $40.9 million have a fixed rate of 6.70%. In an effort to reduce the Company's exposure to increases in borrowing costs on May 21, 1996 the Company entered into an interest rate swap agreement with an initial notional amount of $85.0 million, whereby the Company pays a fixed rate of 5.98% and receives a variable rate of one-month LIBOR. The notional amount declines, as specified in the swap agreement, at each month-end during the term of the agreement, which expires in May, 1998.
At June 30, 1996 the notional amount was $76.7 million and one month LIBOR was 5.50%. The Notes were issued by First Merchants Auto Receivable
Trust 1996-A, a trust formed specifically for purposes of the securitization structure. Principal and interest on the notes are payable monthly commencing June 15, 1996 from collections and recoveries on the pool of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty policy for the benefit of the noteholders. The proceeds the Company received from the securitization of finance receivables were used to repay indebtedness under the Senior Revolving Credit
Facility.

On June 26, 1996, the Company completed a $90.4 million asset securitization through the sale of 6.85% automobile receivables-backed Class A Certificates. The Company recorded a $5.1 million gain on sale of net finance receivables in the three months ended June 30, 1996. The certificates were issued by Trust 1996-2. Principal and interest on the certificates are payable monthly commencing July 15, 1996 from collections and recoveries on the pool of finance receivables. FSA issued a financial guaranty insurance policy for the benefit of the noteholders. Net proceeds from the sale and securitization of finance receivables were used to repay indebtedness under the Company's Senior Revolving Credit Facility.

The Senior Revolving Credit Facility, the indenture relating to the Subordinated Reset Notes due 2005, and the indentures relating to the notes payable-securitized pools contain several financial and other covenants, including interest coverage requirements, leverage tests, delinquency, credit losses tests, a dividend prohibition and minimum net worth requirements. The Company believes these covenants will not materially limit its business or expansion strategy. The Company was in compliance with all such covenants at June 30, 1996.

Management believes that in order to meet its 1996 funding needs, the Company will require additional capital resources to supplement its expected cash flows from operations, the principal payments on finance contracts, and anticipated borrowings under its Senior Revolving Credit Facility. The Company is expecting to complete additional securitizations of finance receivables in 1996, and is exploring other sources of liquidity to satisfy its needs for additional capital resources.

Impact of Inflation and Changing Prices

Although the Company does not believe that inflation directly has a material adverse effect on its financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. Because the Company borrows a portion of its funds on a floating rate basis and purchases finance contracts bearing a fixed interest rate, increased costs of borrowed funds could have a material adverse impact on the Company's profitability. Inflation also can affect the Company's operating expenses.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

          Date of meeting - May 14, 1996
          Type of meeting - Annual Meeting of Stockholders
          Matters voted upon:

         1)- Election of Directors
         2)- Approval of the Company's amended 1994 Equity Incentive Plan.
              The amendment (i) increases the aggregate number of shares of Common Stock of the Company available under the Plan from 300,000 to 750,000, (ii) changes the minimum exercise price for options and stock appreciation rights granted under the Plan from not less than 85% to not less than 100% and (iii) contains certain other immaterial modifications and clarifications.
         3)- Approval of the Company's amended 1994 Employee Stock
              Purchase Plan. The amendment (i) reduces the service requirement for eligibility to participate in the Plan from one year to six months of employment, (ii) permits employees who have not satisfied the six month service requirement prior to the beginning of the enrollment period to begin participation in the Plan at the next quarterly period after six months of service and
              (iii) contains certain other immaterial modifications and clarifications.

                                      Votes Cast
                                -----------------------
          1) Names of
            Directors Voted       For          Withheld
          ----------------      -------        --------
          Mitchell C. Kahn      5,248,023       7,343
          Thomas A. Hiatt       5,248,024       7,342
          William A. Plamondon  5,248,024       7,342
          Marcy H. Shockey      5,248,024       7,342
          Richard J. Uhl        5,248,024       7,342
          Solomon A. Weisgal    5,248,024       7,342
          Stowe W. Wyant        5,248,024       7,342

There were no votes against, abstentions or broker non-votes in the election of Directors.

          2) Amendments to the Company's 1994 Equity Incentive Plan were approved with 3,105,894 votes for, 911,757 votes against, 7,875 votes withheld, 7,065 abstentions and 1,222,685 broker non-votes.

          3) Amendments to the Company's 1994 Employee Stock Purchase Plan were approved with 3,987,671 votes for, 60,547 votes against, 6,075 votes withheld, 5,625 abstentions and 1,195,073 broker non-votes.

Item 5.   Other Information - Not Applicable

Item 6. (a) Exhibits - See exhibit index following the signature page.

          (b)  Reports on Form 8-K -  On June 26, 1996 the
          Company filed an 8-K regarding an $90.4 million securitization.

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

                         FIRST MERCHANTS ACCEPTANCE CORPORATION

                         By:  /s/  Mitchell C. Kahn
                         Its: President and Chief Executive
                              Officer

                         By:  /s/  Thomas R. Ehmann
                         Its: Vice President and Chief Financial
                              Officer
Date: August 14, 1996

                          INDEX OF EXHIBITS


Exhibit No.                 Description

10.1      Amended and Restated First Merchants Acceptance
          Corporation 1994 Employee Stock Purchase Plan, dated May 15, 1996 is filed herewith.

10.2      Amended and Restated First Merchants Acceptance
          Corporation 1994 Equity Incentive Plan,
          dated May 15, 1996 is filed herewith.

10.3      Purchase Agreement, dated May 10, 1996, among First
          Merchants Acceptance Corporation, First Merchants Auto
          Receivable Corporation II and Salomon Brothers Inc., filed herewith.

10.4 Receivables Purchase Agreement, dated May 1, 1996, among First Merchants Acceptance Corporation and First
          Merchants Auto Receivable Corporation II, filed herewith.

10.5 Sale and Servicing Agreement, dated May 1, 1996, among First Merchants Auto Trust 1996-A as Issuer, First Merchants Auto Receivables Corporation II, as seller, First Merchants Acceptance Corporation, as Servicer, and Harris Trust and Savings Bank, as Trustee and backup servicer filed herewith.

10.6 Administrative Agreement, dated May 1, 1996, among First Merchants Auto Trust 1996-A, First Merchants Acceptance Corporation and First and Harris Trust and
          Savings Bank filed herewith.

10.7 Amended and Restated Trust Agreement, dated May 1, 1996 among First Merchants Auto Receivables Corporation II as Depositor and Chemical Bank Delaware as Owner Trustee filed herewith.

10.8      Indenture between First Merchants Auto Trust 1996-A as
          Issuer and Harris Trust and Savings as Indenture Trustee is filed herewith.

10.9 Purchase Agreement, dated June 28, 1996, among First Merchants Acceptance Corporation, First Merchants Auto Receivable Corporation II and Salomon Brothers Inc., filed with the Commission as Exhibit 2 to the Company's Form 8-K dated June 26, 1996, is incorporated herein by reference.

10.10 Receivables Purchase Agreement, dated as of June 1, 1996 between First Merchants Acceptance Corporation and First Merchants Auto Receivable Corporation II, filed with the Commission as Exhibit 3 to the Company's Form 8-K dated June 26, 1996, is incorporated herein by reference.

10.11 Pooling and Servicing Agreement, dated June 19, 1996, among First Merchants Acceptance Corporation, as servicer, First Merchants Acceptance Corporation II, as depositor and Harris Trust and Savings Bank, as Trustee and backup servicer filed with the Commission as Exhibit 4 to the Company's Form 8-K dated June 26, 1996, is incorporated herein by reference.

10.12 Form of Third Amendment to Amended and Restated Registration Rights Agreement dated June 15, 1996 among First Merchants Acceptance Corporation and other parties named therein is filed herewith.

10.13 Stockholders Termination Agreement among First Merchants Acceptance Corporation and other parties named therein is filed herewith.

11. Statement Regarding Computation of Per Share Earnings filed herewith.

27.       Financial Data Schedule filed herewith.