Form 10-Q/A
period 1996-06-30
FIRST MERCHANTS ACCEPTANCE CORP
filed 1996-09-17
CIK 926296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

     FORM 10-Q/A

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________

     COMMISSION FILE NUMBER 0B24686

FIRST MERCHANTS ACCEPTANCE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)


DELAWARE
(State or Other Jurisdiction of
Incorporation or Organization)

36B3759045
(IRS Employer
Identification No.)

570 Lake Cook Road
Suite 126
Deerfield, Illinois  60015
(Address of Principal Executive Offices, including Zip Code)


(847) 948B9300
(Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X         No

Common Stock, $.01 par value, 6,525,519 shares outstanding as of August 1, 1996.



PART II.  OTHER INFORMATION

Item 6.   (a)  Exhibits C See exhibit index following the signature page.

(b)  Reports on Form 8BK C None.



     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST MERCHANTS ACCEPTANCE CORPORATION

     /s/ MITCHELL C. KAHN
     Mitchell C. Kahn
     President and Chief Executive Officer


     /s/ THOMAS R. EHMANN
     Thomas R. Ehmann
     Vice President and Chief Financial Officer
     (Principal Financial Officer)


Date:  September 13, 1996



     EXHIBIT INDEX



Exhibit
Number

Description of Exhibits

10.1*

Amended and Restated First Merchants Acceptance Corporation 1994 Employee Stock Purchase
Plan, dated May 15, 1996.

10.2*

Amended and Restated First Merchants Acceptance Corporation 1994 Equity Incentive Plan, dated May 15, 1996.

10.3*

Purchase Agreement, dated May 10, 1996, among First Merchants Acceptance Corporation, First
Merchants Auto Receivable Corporation II and Salomon Brothers Inc.

10.4*

Receivables Purchase Agreement, dated May 1, 1996, among First Merchants Acceptance
Corporation and First Merchants Auto Receivable Corporation II.

10.5*

Sale and Servicing Agreement, dated May 1, 1996, among First Merchants Auto Trust 1996BA as Issuer, First Merchants Auto Receivables Corporation II, as Seller, First Merchants
Acceptance Corporation, as Servicer, and Harris Trust and Savings Bank, as Trustee and Backup
Servicer.

10.6*

Administrative Agreement, dated May 1, 1996, among First Merchants Auto Trust 1996BA,
First Merchants Acceptance Corporation and First and Harris Trust and Savings Bank.

10.7*

Amended and Restated Trust Agreement, dated May 1, 1996, among First Merchants Auto
Receivables Corporation II as Depositor and Chemical Bank Delaware as Owner Trustee.

10.8*

Indenture between First Merchants Auto Trust 1996BA as Issuer and Harris Trust and Savings as
Indenture Trustee.

10.9*

Purchase Agreement, dated June 28, 1996, among First Merchants Acceptance Corporation, First
Merchants Auto Receivable Corporation II and Salomon Brothers Inc, filed with the Commission as Exhibit 2 to the Company's Form 8BK dated June 26, 1996, is incorporated herein by reference.

10.10*

Receivables Purchase Agreement, dated as of June 1, 1996, between First Merchants Acceptance
Corporation and First Merchants Auto Receivable Corporation II, filed with the Commission as
Exhibit 3 to the Company's Form 8BK dated June 26, 1996, is incorporated herein by reference.

10.11*

Pooling and Servicing Agreement, dated June 19, 1996, among First Merchants Acceptance
Corporation, as Servicer, First Merchants Acceptance Corporation II, as Depositor and Harris
Trust and Savings Bank, as Trustee and Backup Servicer filed with the Commission as Exhibit 4 to the Company's Form 8BK dated June 26, 1996, is incorporated herein by reference.

10.12

Remote Outsourcing Agreement, dated June 1, 1996, between First Merchants Acceptance
Corporation and Alltel Financial Information Services, Inc. [Confidential portions of the Remote
Outsourcing Agreement have been omitted in accordance with Section 24b-2 of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), and filed separately with the Securities and Exchange Commission (the "Commission")].

10.13

Employment Agreement, dated as of June 1, 1996, between First Merchants
Acceptance
Corporation and Mitchell C. Kahn. [Confidential portions of the Employment Agreement have been omitted in accordance with Section 24b-2 of the Exchange Act and filed separately with the
Commission.]

10.14

Amendment No. 1 dated May 1, 1996 to the Fourth Amended and Restated Loan and Security
Agreement dated as of February 28, 1996 among First Merchants Acceptance Corporation,
LaSalle National Bank, as agent, and the other lenders named therein.

11.*

Statement Regarding Computation of Per Share Earnings.

27.*

Financial Data Schedule.
_________________________

* Filed as an Exhibit to the Company's original Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.