Form 10-Q
period 1996-09-30
FIRST MERCHANTS ACCEPTANCE CORP
filed 1996-11-14
CIK 926296

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                      FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

                                           or

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

Common Stock $.01 par value, 6,525,519 shares outstanding as of November 1, 1996.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


FIRST MERCHANTS ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands except par values)


                                             September  30      December 31
                                                1996               1995
                                             ---------------------------------
          ASSETS                             (Unaudited)
Net finance receivables                      $ 284,571           $ 251,908
Allowance for credit losses                    (17,096)            (14,301)
                                              ---------          ----------
Net receivables                                267,475             237,607
                                              ---------          ----------
Finance receivables held for sale,net           32,712              32,265
Excess servicing receivable                     14,996                   -
Cash                                               808                 112
Restricted cash                                 22,177               6,808
Repossessed collateral                           3,073               2,305
Property and equipment, net                      3,843               1,624
Other assets                                     4,299               1,553
                                              ---------          ---------
        Total assets                          $ 349,383          $ 282,274
                                              =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings under senior revolving credit
facility                                      $ 73,125          $ 104,000
Notes payable-securitized pools                153,109             70,378
Accounts payable and accrued expenses            9,818              5,765
Interest payable                                 1,415                471
Dealer reserves                                    321                553
Income taxes                                     3,849              2,932
                                              --------           --------
                                               241,637            184,099
                                              --------           --------
Subordinated reset notes, net                   13,982             13,896
                                              --------           --------
           Total liabilities                   255,619            197,995
                                              --------           --------

Stockholders' equity:

Preferred stock - $100 par value, 500 shares authorized,
no shares issued and outstanding                -                   -

Common stock - $.01 par value:
Non-voting - 300 shares authorized, no shares issued and outstanding at September 30, 1996 and December 31, 1995

Voting - 20,000 shares  authorized, 6,526 shares
issued and outstanding at September 30, 1996
and December 31, 1995                             65                 65
Additional paid-in-capital                    75,077             75,102
Retained earnings                             18,622              9,112
                                           ---------          ---------
      Total stockholders' equity              93,764             84,279
                                           ---------          ---------
 Total liabilities and  stockholders'
equity                                     $ 349,383          $ 282,274
                                           =========          =========

See accompanying notes to consolidated financial statements.

                   FIRST MERCHANTS ACCEPTANCE CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
                     (In Thousands except per share data)

                                  Three Months Ended    Nine Months Ended
                                     September 30,          September 30,
                                     1996    1995           1996     1995
                                    ------------------   -------------------
Revenues:
Interest income-finance contracts   $ 17,232   10,256    $ 52,711    24,744
Other portfolio income                   580      337       1,546       816
Gain on sale of finance receivables    6,795        -      14,887         -
Servicing fee and other income         1,574        -       2,443         -
                                     -------   ------      ------    ------
Total Revenues                        26,181   10,593      71,587    25,560
                                     -------   ------      ------    ------
Expenses:
Interest expense                       5,353    3,092      15,024     7,460
Provision for credit losses            4,300      525      12,000       650
Operating expenses:
Employee compensation and related
costs                                  6,655    2,761      17,424     6,769
Other operating expenses               4,467    1,512      11,549     3,892
                                     -------  -------    --------   -------
Total Expenses                        20,775    7,890      55,997    18,771
                                    --------  -------    --------   -------
Earnings before income taxes           5,406    2,703      15,590     6,789
Income taxes                           2,108    1,026       6,080     2,579
                                    --------  -------    --------  --------
Net earnings                        $  3,298    1,677       9,510     4,210
                                      ======   ======       =====    ======
Net earnings per share              $   0.49     0.37        1.41      0.94
                                      ======   ======       =====    ======

Weighted average number of common
and common equivalent shares
outstanding                            6,727    4,489       6,743     4,471
                                       =====   ======       =====     =====

See accompanying notes to consolidated financial statements.



                      FIRST MERCHANTS ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollars in Thousands)
                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                        1996    1995         1996    1995
                                      --------------------------------------
Cash flows from operating activities:
Interest income received -
  finance contracts                   $ 17,543     10,221    $53,428   25,023
Servicing fees received                  3,653          -      6,550        -
Ancillary and other operating receipts     572        601      1,661    1,068
Purchases of finance receivables,
  held for sale, net                  (123,399)         -   (263,529)       -
Proceeds from sale of finance
  receivables, held for sale, net      115,896          -    258,865        -
Payments for operating expenses        (12,252)    (4,905)   (28,375) (10,409)
Payments for interest and
  borrowing fees                        (4,523)    (3,549)   (13,138)  (6,383)
Income taxes paid                       (1,500)    (1,413)    (5,162)  (1,612)
                                     ----------  ---------  --------- --------
Net cash flows from operating
activities                              (4,010)       955     10,300    7,687
                                      ---------  ---------  ---------  -------

Cash flows from  investing activities:
Purchases of finance contracts, net     (9,811)   (55,880)(134,171) (149,512)              Principal
payments received on finance
contracts, net                          31,777     17,444   91,980    45,458
Purchases of property and equipment       (509)      (277)  (2,822)     (836)
(Increase) decrease in restricted cash    (660)         -  (15,360)     (490)
                                       --------    ------- --------  --------
Net cash flows from investing
activities                              20,797    (38,713) (60,373) (105,380)
                                       --------    ------- -------- ---------

Cash flows from financing activities:
Proceeds from issuance of subordinated
  debt, net                                  -          -        -    13,530
Proceeds from issuance of notes
payable-securitized pools, net                             124,989         -
Repayment of notes payable-securitized
pools                                  (19,990)         -  (43,321)        -
Net increase (decrease) in borrowings
under senior revolving credit facility   3,300     37,750  (30,875)   84,125
Other                                        -          -      (24)      (26)
                                      --------    -------- --------   -------
Net cash flows from financing
activities                             (16,690)    37,750   50,769    97,629
                                      --------    -------- --------   -------
Net increase (decrease) in cash             97         (8)     696       (64)
Cash balance beginning of period           711         79      112       135
                                      --------    --------  -------   -------
Cash balance end of period         $       808         71      808        71
                                        ======      ======   ======   =======
Reconciliation of net earnings to net cash
flows  from operating activities:

 Net earnings                      $     3,298      1,677    9,510     4,210
 Amortization of contract  acquisition
 costs and  discounts, net                 303        219      832       572
 Provision for credit losses             4,300        525   12,000       650
 Depreciation                              284        102      603       255
 Amortization of debt issuance costs
 and other                                 384         72    1,141       460
 Provision (benefit) for deferred
 income taxes                             (960)       432     (174)      661
 Increase in other assets               (1,751)      (439)  (2,716)     (589)
 Increase in finance receivables
 held for sale, net                     (6,491)         -     (447)        -
 Gain on sale of finance receivables
 and other increasesin excess servicing
 fee receivables                        (5,728)         -  (14,996)        -
 Increase (decrease) in accounts
 payable and accrued expenses              334       (320)   2,512       437
 Increase (decrease) in interest payable   449       (494)     944       725
 Increase (decrease) in income taxes     1,568       (819)   1,091       306
                                        -------     ------  -------    ------

Net cash flows from operating
activities                            $ (4,010)       955   10,300     7,687
                                        =======    ======   ======     =====

See accompanying notes to consolidated financial statements.

                      FIRST MERCHANTS ACCEPTANCE CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

First Merchants Acceptance Corporation and its wholly owned subsidiaries (the "Company") operate as a specialty consumer finance company primarily engaged in financing the purchase of used automobiles through the acquisition of dealer-originated retail installment contracts ("finance contracts") collateralized by the underlying automobiles. The Company was incorporated on March 22, 1991, in Delaware and commenced operations on June 1, 1991.

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


2. Finance Receivables

The finance contracts generally have terms of 18 to 60 months. Net finance receivable balances consisted of the following at September 30, 1996 and December 31, 1995:

                                        September 30        December 31
                                            1996                1995
                                    ----------------------------------------
                                            (Dollars in Thousands)

Precomputed interest contracts, net     $235,197              $222,931
Simple interest contracts                 49,374                28,977
                                      ----------            ----------
Net finance receivables                 $284,571              $251,908
                                       =========             =========

Precomputed interest contracts are shown net of unearned finance charges of $82,691 and $89,319 at September 30, 1996 and December 31, 1995,
respectively. Net finance receivables as of September 30,1996, include $18,399 of finance receivables restricted to provide credit enhancement as required under the terms of the Company's sales and securitizations of finance receivables.

Activity in the allowance for credit losses and contract acquisition discount for the three months ended and nine months ended September 30, 1996 and 1995 was as follows:

                                       Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                       1996         1995   1996         1995
                                      --------------------------------------
                                               (Dollars in Thousands)
Allowance for Credit Losses:
Balance -  beginning of period        $18,829   $9,795    $ 14,301   $ 4,489
Discounts allocated to allowance
for credit losses, net                    415    3,716       7,871    10,651
Provision for credit losses             4,300      525      12,000       650
Charge-offs, net                       (6,448)  (2,396)    (17,076)   (4,150)
                                   -----------  -------   ---------  --------
Balance-end of period                 $17,096  $11,640     $17,096   $11,640
                                      =======  =======     =======    ======
Contract Acquisition Discount:
Balance-beginning of period           $     -     $ 59     $     -    $1,401
Amortized to interest income                -        -           -       (13)
Charge-offs, net                            -      (59)          -    (1,356)
Other                                       -        -           -       (32)
                                     --------   -------     ------    -------
Balance-end of period                 $     -   $    -     $     -     $    -
                                       ======    ======      =====      =====
Summary of Net Charge-offs:
Charge-offs  - allowance  for credit
losses                                $ 7,270   $ 2,583     18,719      4,547
Recoveries - allowance for
credit losses                            (822)     (187)    (1,643)      (397)
                                       -------    ------   --------    -------
Charge-offs, net                        6,448     2,396     17,076      4,150
Charge-offs - contract
acquisition discount                        -        59          -      1,356
                                       -------    ------    -------     -----
Total net charge-offs                 $ 6,448   $ 2,455   $ 17,076    $ 5,506
                                       ======    ======    =======     ======



3. Excess Servicing Receivable

Excess servicing receivable represents the Company's subordinated interest in the First Merchants Grantor Trust 1996-1 (the "Trust 1996-1"), First Merchants Grantor Trust 1996-2 (the "Trust 1996-2"), and First Merchants Owners Trust 1996-B (the "Trust 1996-B") together known as (the "Trusts"). The excess servicing receivable is equal to the present value of estimated future collections and recoveries on the finance receivables sold to the Trusts, less the present value of required principal and interest payments to the investors, base servicing fees payable to the Company at an annual rate of 2.5% of finance receivables serviced and certain other fees. The calculation of excess servicing receivable includes estimates of future credit losses and prepayment rates for the remaining term of the finance receivables sold since these factors impact the amount and timing of future collections and recoveries on the pool of finance receivables. If future credit losses and prepayment rates exceed the Company's estimates, the excess servicing receivable will be adjusted through a charge to operations. Favorable credit loss and prepayment experience compared to the Company's estimates would result in additional servicing fee income. The excess servicing receivable is amortized using the interest method against realized excess servicing fee income.

At September 30, 1996, excess servicing receivable consists of the following:


(Dollars in Thousands)

Estimated future net cash flows before allowance for credit losses   $46,020
Allowance for credit losses                                          (24,998)
                                                                    ---------
Estimated future net cash flows                                       21,022
Unamortized discount                                                  (6,026)
                                                                   ----------
Balance at September 30, 1996                                        $14,996
                                                                      =======

4. Senior Revolving Credit Facility

As of September 30, 1996, the Company had a $205.0 million senior revolving credit facility (the "Senior Revolving Credit Facility") with a group of nine banks. Borrowings under the Senior Revolving Credit Facility are secured by certain assets of the Company. The Company has the option to either borrow at LIBOR plus 1.60% or at the reference prime rate. On May 1, 1996, the Company amended the loan agreement relating to the Senior Revolving Credit Facility to provide for an additional temporary credit facility (the "Temporary Credit Facility") in the amount of $25.0 million which expired on November 1, 1996, and bears interest at the reference prime rate. At September 30, 1996, there were no amounts outstanding under the Temporary Credit Facility. The average interest rate on the Senior Revolving Credit Facility was 7.7%, 8.2%, 7.9%, and 8.3% for the three months ended and nine months ended September 30, 1996 and 1995, respectively. At September 30, 1996, and December 31, 1995, the interest rate on the borrowings was 7.30% and 7.39%, respectively. The Senior Revolving Credit Facility expires June 30, 1997. The Senior Revolving Credit Facility requires the Company to maintain specified financial ratios and to comply with other covenants. The Company was in compliance with these ratios and covenants at September 30, 1996.






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

In an effort to reduce the Company's exposure to potential increases in interest rates, the Company entered into an interest rate swap agreement on May 21,1996, with an initial notional amount of $85.0 million whereby the Company pays a fixed rate of 5.98% and receives a variable rate of one-month LIBOR. The notional amount declines, as specified in the swap agreement, at each month-end through May 1998. At September 30,1996, the notional amount was $64.5 million and one month LIBOR was 5.41%.

The proceeds the Company received from the issuance of notes under Series 1995-A and Series 1996-A were used to repay indebtedness under the Senior Revolving Credit Facility. Principal and interest on the notes are payable monthly from collections and recoveries in the pools of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the note holders.

The Company is required to establish and maintain cash reserve and collection accounts with a trustee with respect to the securitized pools of finance receivables. The amounts set aside would be used to supplement certain shortfalls in payments, if any, to investors. These balances are subject to an increase up to a maximum amount as specified in the securitization indentures and are invested in certain instruments as permitted by the trust agreements. To the extent balances on deposit exceed specified levels, distributions are made to the Company and, at the termination of the transaction, any remaining amounts on deposit are distributed to the Company. The indentures require the Company to maintain delinquency and credit loss covenants. The Company was in compliance with these covenants at September 30, 1996.

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

On September 26,1996, the Company completed a sale of finance receivables to Trust 1996-B, and the issuance of $117.5 million of automobile receivables backed certificates and notes, Series 1996-B. Of these certificates and notes, $82.3 million have a floating interest rate of 0.12% over one-month LIBOR, $30.5 million have a fixed interest rate of 6.80% and the remaining $4.7 million have a fixed interest rate of 7.00%.

In an effort to reduce the Company's exposure to potential increases in interest rates, the Company entered into an interest rate swap agreement on September 26, 1996, with an initial notional amount of $82.3 million, whereby the Company pays a fixed rate of 6.30% and receives a variable rate of one-month LIBOR. The notional amount declines, as specified in the swap agreement, at each month-end through March 1999. At September 30, 1996, the notional amount was $82.3 million and one-month LIBOR was 5.41%.

The Company recognized gains on the sales of finance receivables in the amount of $3.0 million, $5.1 million and $6.8 million to the Trust 1996-1, Trust 1996-2, and Trust 1996-B, respectively. The gains represent the difference between the sales proceeds, net of the transaction costs, and the Company's carrying value of the receivables sold, plus the present value of the excess servicing rights. The proceeds the Company received from these sale and securitization transactions were used to repay borrowings under the Senior Revolving Credit Facility. FSA issued a financial guaranty insurance policy for the benefit of the investors.

7. Common Stock Options

Stock option activity for the nine months ended September 30, 1996 was as follows:


                                           Number of     Exercise Price
                                            Shares       Range Per Share
                                           ----------    ---------------

Balance at December 31, 1995                311,017       $  0.04-19.00
Granted                                     285,400        $19.00-24.25
Canceled                                    (28,408)      $  4.40-19.50
                                           ----------
Balance at September 30, 1996               568,009

Options exercisable                         230,215        $ 0.04-19.00
                                           ========        ============
Options available for future grant          564,450
                                           ========

At the Annual Meeting held on May 14, 1996, the Company's stockholders voted to amend the 1994 Equity Incentive Plan (the"Plan") to increase the aggregate number of shares of Common Stock available under the Plan from 300,000 to 750,000 and made certain other modifications.


8.  Litigation

On August 27, 1996, a purported class action was filed against an automobile dealer and the Company. The complaint, as amended on September 27, 1996 (the "Complaint"), alleges violations of certain Federal and Illinois consumer protection statutes and RICO and seeks unspecified damages. The Company believes that certain material allegations in the Complaint are incorrect and that it has meritorious defenses to the claims made in the Complaint. The Company intends to vigorously defend this action.

9. Commitments and Contingent Liabilities

In May 1996, the Company entered into a six year contract for a systems configuration and the receipt of data processing services. The contract, which expires in May 2002, requires minimum service fees as follows:

                                                   (Dollars in Thousands)
                1996 ..................................  $     792
                1997 ..................................      2,331
                1998 ...................................     2,194
                1999 ...................................     2,194
                2000 ...................................     2,194
                thereafter ...........................       3,290
                                                --------------------
                                                        $   12,995
                                                        ============

10. Impact of New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), provides an alternative method of accounting for stock-based compensation and requires certain disclosures regarding the fair value of stock-based compensation. The Company did not adopt the alternative method of accounting for stock-based compensation and, accordingly, the adoption of SFAS 123 will not have an effect on the Company's financial position or results of operations. The Company expects to expand its disclosure of stock-based compensation plans to include proforma fair value information in the 1996 Annual Report to Stockholders.

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Liabilities" ("SFAS 125"), effective for the Company in 1997, provides new methods of accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The Company will apply SFAS 125 to securitization transactions occurring on or after January 1, 1997. The effect of adopting SFAS 125 is not expected to have a material effect on the Company's financial position or results of operations.

11. Subsequent Event

On November 1, 1996, the Company issued $51.8 million of Subordinated Reset Notes, (the "1996 Subordinated Reset Notes") in an underwritten public offering. Interest on the 1996 Subordinated Reset Notes is payable quarterly at an interest rate of 9.50%, commencing December 15, 1996, until December 15, 2001. The interest rate will reset at the Company's option on December 15, 2001 to a rate, and for a term of one, two, three or five years, determined by the Company and will reset thereafter, at the Company's option, upon the date of expiration of each such new interest period prior to maturity on December 15, 2006. Holders of the 1996 Subordinated Reset Notes have the option to redeem all or any portion of the notes on December 15, 2001 or any subsequent interest reset date. Proceeds from the issuance of 1996 Subordinated Reset Notes were used to repay borrowings under the Senior Revolving Credit Facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of the Company at September 30, 1996, as compared with December 31, 1995, and the results of operations for the three months ended and nine months ended September 30, 1996 and 1995. The financial information provided below has been rounded in order to simplify its presentation. The ratios and percentages provided below are calculated using the detailed financial information contained in the unaudited interim consolidated financial statements, the notes thereto and the financial data elsewhere in this report.

General

The Company is a specialty finance company primarily engaged in financing the purchase of used automobiles through the acquisition of dealer-originated retail installment contracts ("finance contracts"), collateralized by the underlying automobiles. The Company has experienced significant annual growth in its finance contract portfolio since it commenced operations in June 1991. The Company derives its revenues from its finance contract portfolio and from the gains and servicing fees associated with the securitization of finance receivables.

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


Results of Operations

The following table sets forth certain financial data relating to the Company:

                                      Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                         1996     1995       1996      1995
                                      -------------------  -----------------
                                             (Dollars in thousands)
Average net finance
receivables-owned (1)                 $329,723  $184,595   $322,126  $146,937
Average net  finance  receivables
-serviced (1)                          526,709   184,595    431,907   146,937
Average indebtedness (2)               274,694   141,305    251,554   107,701
Income from finance contract portfolio  17,812    10,593     54,257    25,560
Interest expense                         5,353     3,092     15,024     7,460
Net interest income                     12,459     7,501     39,233    18,100
Gross portfolio yield (3)                 21.6%     23.0%      22.5%     23.1%
Average cost of borrowed funds (2)         7.8%      8.8%       8.0%      9.2%
                                        ------    ------      -----     -----
Net interest spread (4)                   13.8%     14.2%      14.5%     13.9%

Net portfolio  yield (3)                  15.1%     16.3%      16.2%     16.4%

Total states served                         37        21         37        21

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


Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

Revenues

The Company purchased 10,830 finance contracts having an aggregate initial principal amount of $129.9 million in the three months ended September 30, 1996, increases of 83.3% and 120.8%, respectively, from the 5,907 finance contracts having an aggregate initial principal amount of $58.9 million purchased in the three months ended September 30, 1995.

Interest and other income from finance contracts-owned increased $7.2 million, or 68.1%, to $17.8 million in the three months ended September 30, 1996 from $10.6 million in the three months ended September 30, 1995. The growth in income from the finance contract portfolio resulted from an increase in the number of finance contracts purchased by Dealer Service Centers in operation at September 30, 1995, as well as the purchase of finance contracts by new Dealer Service Centers opened after September 30, 1995.

Average net finance receivables-owned increased $145.1 million, or 78.6%, to $329.7 million in the three months ended September 30, 1996 from $184.6 million in the three months ended September 30, 1995. Income from the owned finance contract portfolio as a percentage of average net finance receivables ("gross portfolio yield") decreased to 21.6% in the three months ended September 30, 1996 from 23.0% in the three months ended September 30, 1995. The decrease in the gross portfolio yield was primarily attributable to general competition in the marketplace and the purchase of a higher percentage of finance contracts covering later model automobiles, which generally have a lower interest rate.

The Company may experience further reductions in its gross portfolio yield and decreases in interest income from finance contracts. However, the increases in the Company's total revenues attributable to increases in the volume of finance contracts purchased, securitization and sales of finance receivables, and related servicing activities are expected to offset decreases in interest income attributable to decreases in the Company's portfolio yield.

For the three months ended September 30, 1996, the Company recognized a $6.8 million gain on sale of receivables resulting from the sale of finance receivables to the First Merchants Owners Trust 1996-B (the "Trust 1996-B") in September 1996 and the issuance to investors of $117.5 million of automobile receivable-backed notes and certificates (together the "Securities") of Trust 1996-B. Because the Company may choose to structure future issuances of automobile receivable-backed securities in a manner which will result in the recognition of gains on the sale of receivables in some securitizations and the issuance of debt in others, the amount and timing of such future transactions could impact the Company's net earnings in any given financial reporting period. No gain on sale of finance receivables was recorded for the three months ended September 30, 1995. See "Liquidity and Capital Resources."

Servicing fee income represents the Company's base servicing fee on the finance receivables sold to Trust 1996-B, First Merchants Grantor Trust 1996-1 (the"Trust 1996-1") and First Merchants Grantor 1996-2 (the "Trust 1996-2") together known as (the "Trusts"), as well as amortization of the excess servicing receivable. Servicing fee income was $1.6 million for the three months ended September 30, 1996. No servicing fee income was recorded for the three months ended September 30, 1995.


Expenses

Interest expense increased $2.3 million, or 73.1%, to $5.4 million in the three months ended September 30, 1996 from $3.1 million in the three months ended September 30, 1995. The increase in interest expense resulted primarily from an increase in borrowings under the senior revolving credit facility, (the "Senior Revolving Credit Facility"), and proceeds from the issuance of notes payable - securitized pools. Such increased borrowings were used to fund the growth of the Company's finance contract portfolio. Average indebtedness, including borrowings under the Senior Revolving Credit Facility, notes payable-securitized pools and the Subordinated Reset Notes, increased $133.4 million, or 94.4%, to $274.7 million in the three months ended September 30, 1996, from $141.3 million in the three months ended September 30, 1995. Interest expense, including the amortization of fees, as a percentage of average indebtedness ("average cost of borrowed funds") was 7.8% in the three months ended September 30, 1996, compared to 8.8% in the three months ended September 30, 1995.

For the three months ended September 30, 1996, the provision for credit losses increased $3.8 million to $4.3 million from $0.5 million charged against earnings in the three months ended September 30, 1995. For the three months ended September 30, 1996 and 1995, discounts as a percentage of the principal amount financed were 3.0% and 6.3%, respectively. Non-refundable discounts collected from dealers are supplemented by the provision for credit losses and, are used to absorb future credit losses. The declining discounts combined with a 120.8% increase in the initial principal amount financed were factors in determining the increase in the provision for credit losses. See "Credit Loss Experience."

Operating expenses increased $6.8 million, or 160.3%, to $11.1 million in the three months ended September 30, 1996 from $4.3 million in the three months ended September 30, 1995. Although operating expenses increased during the three months ended September 30, 1996, the Company's finance contract portfolio grew at a faster rate than the rate of increase in operating expenses. As a result, operating expenses as a percentage of average finance receivables-serviced decreased to 8.4% in the three months ended September 30, 1996 from 9.3% in the three months ended September 30, 1995.

Employee compensation and related costs, such as group insurance and payroll taxes, represented 59.8% and 64.6% of total operating expenses in the three months ended September 30, 1996 and 1995, respectively. Employee compensation expense increased $3.9 million, or 140.1%, to $6.7 million in the three months ended September 30, 1996 from $2.8 million in the three months ended September 30, 1995. Both employee compensation and total operating expenses increased due to expanding operations and growth in the serviced finance receivable portfolio.

Income Taxes

Income taxes were recorded at an effective rate of 39.0% and 38.0% in the three months ended September 30, 1996 and 1995, respectively.

Net Earnings

Net earnings increased $1.6 million, or 96.7%, to $3.3 million in the three months ended September 30, 1996 from $1.7 million in the three months ended September 30, 1995. The increase in net earnings is directly attributable to the growth in the finance contract portfolio and related factors discussed above.


Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

Revenues

The Company purchased 34,788 finance contracts having an aggregate initial principal amount of $395.3 million in the nine months ended September 30, 1996, increases of 120.4% and 150.5%, respectively, from the 15,786 finance contracts having an aggregate initial principal amount of $157.8 million purchased in the nine months ended September 30, 1995.

Interest and other income from finance contracts-owned increased $28.7 million, or 112.3%, to $54.3 million in the nine months ended September 30, 1996, from $25.6 million in the nine months ended September 30, 1995. The growth in income from the finance contract portfolio resulted from an increase in the number of finance contracts purchased by Dealer Service Centers in operation at September 30, 1995, as well as the purchase of finance contracts by new Dealer Service Centers opened after September 30, 1995.

Average net finance receivables-owned increased $175.2 million, or 119.2%, to $322.1 million in the nine months ended September 30, 1996 from $146.9 million in the nine months ended September 30, 1995. The gross portfolio yield decreased to 22.5% in the nine months ended September 30, 1996, from 23.1% in the nine months ended September 30, 1995. The decrease in the gross portfolio yield was primarily attributable to general competition in the marketplace and the purchase of a higher percentage of finance contracts covering later model automobiles, which generally have a lower interest rate.

For the nine months ended September 30, 1996, the Company recognized $14.9 million in gains on sales of receivables resulting from the sale of finance receivables to the Trusts in March 1996, June 1996, and September 1996, and the issuance to investors of $263.7 million of automobile receivable-backed Securities of the Trusts. No gain on sale of finance receivables was recorded for the nine months ended September 30, 1995. See "Liquidity and Capital Resources."

Servicing fee income represents the Company's base servicing fee on the finance receivables sold to the Trusts and amortization of the excess servicing fee receivable. Servicing fee income totaled $2.4 million for the nine months ended September 30, 1996. No servicing fee income was recorded for the nine months ended September 30, 1995.

Expenses

Interest expense increased $7.5 million, or 101.4%, to $15.0 million in the nine months ended September 30, 1996 from $7.5 million in the nine months ended September 30, 1995. Average indebtedness, including borrowings under the Senior Revolving Credit Facility, notes payable-securitized pools and Subordinated Reset Notes, increased $143.9 million, or 133.6%, to $251.6 million in the nine months ended September 30, 1996 from $107.7 million in the nine months ended September 30, 1995. The average cost of borrowed funds was 8.0% in the nine months ended September 30, 1996, compared to 9.2% in the nine months ended September 30, 1995. See "Liquidity and Capital Resources."

For the nine months ended September 30, 1996, the provision for credit losses increased $11.3 million to $12.0 million from $0.7 million charged against earnings in the nine months ended September 30, 1995. For the nine months ended September 30, 1996 and 1995, discounts as a percentage of the principal amount financed were 3.9% and 6.8%, respectively. Non-refundable discounts collected from dealers are supplemented by the provision for credit losses and are used to absorb future credit losses. See "Credit Loss Experience."

Operating expenses increased $18.3 million, or 171.8%, to $29.0 million in the nine months ended September 30, 1996 from $10.7 million in the nine months ended September 30, 1995. Operating expenses in the nine months ended September 30, 1996 include a $600,000 charge for costs associated with consolidating thirteen of the smaller Dealer Service Centers to improve operating efficiencies. Operating expenses as a percentage of average finance receivables-serviced decreased to 8.9% in the nine months ended September 30, 1996 from 9.7% in the nine months ended September 30, 1995.

Employee compensation and related costs, such as group insurance and payroll taxes, represented 60.1% and 63.5% of total operating expenses in the nine months ended September 30, 1996 and 1995, respectively. Employee compensation expense increased $10.6 million, or 157.4%, to $17.4 million in the nine months ended September 30, 1996, from $6.8 million in the nine months ended September 30, 1995. Both employee compensation and total operating expenses increased due to expanding operations and growth in the serviced finance receivable portfolio.

Income Taxes

Income taxes were recorded at an effective rate of 39.0% and 38.0% in the nine months ended September 30, 1996 and 1995, respectively.


Net Earnings

Net earnings increased $5.3 million, or 125.9%, to $9.5 million in the nine months ended September 30, 1996 from $4.2 million in the nine months ended September 30, 1995. The increase in net earnings is directly attributable to the growth in the finance contract portfolio and related factors discussed above.

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

                                     Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                      1996       1995       1996       1995
                                     ------------------    -----------------
                                               (Dollars in thousands)
Average net finance receivables
-serviced                            $526,709  $184,595   $431,907   $146,937
Net charge-offs serviced                7,691     2,455     18,895      5,506
Net charge-offs as a  percentage
of average finance receivables
-serviced (annualized)                    5.8%      5.3%      5.8%        5.0%

The following table summarizes data relating to the Company's allowance for credit losses.

                                       September 30,         December 31,
As of:                                    1996                  1995
                                        ----------           -----------
                                             (Dollars in thousands)
Net finance receivables- owned          $ 284,571             $251,908
Allowance for credit  losses               17,096               14,301
Allowance for credit  losses as a
percentage of net finance receivables         6.0%                 5.7%

Net finance receivables held for sale totaled $32.7 million and $32.3 million, net of contract acquisition discounts of $0.9 and $0.4 million at September 30, 1996, and December 31, 1995, respectively. Net finance receivables held for sale are not included above as they are recorded at the lower of aggregate cost or market value.

At September 30, 1996, the excess servicing receivable is reported net of $25.0 million allowance for estimated credit losses on finance receivables sold to the Trusts. There was no excess servicing receivable at December 31, 1995.

Delinquency Experience

A payment is considered past due if the borrower fails to make any full payment on or before the due date as specified by the terms of the finance contract. The Company typically contacts borrowers whose payments are not received by the due date within two days after such due date. The following table summarizes the Company's delinquency experience for accounts with payments 31 or more days past due on both a number and dollar basis for its serviced finance contract portfolio as of September 30, 1996, and December 31, 1995.



The delinquency experience data exclude contracts where the collateral has been repossessed.
As of:
                                   September 30,          December 31,
                                       1996                    1995
                                ---------------------------------------------
                                     Number of               Number of
                                Dollars    Contracts    Dollars     Contracts
                                ---------------------------------------------
                                           (Dollars in thousands)
Net finance  receivables
-serviced (1)                   $565,240    56,736      $284,173      31,082
Past due accounts:
31 - 60 days (2)               $   9,249       848     $   5,163         595
61 days or more (3)               10,041     1,056         2,021         251
                              -----------------------------------------------
Total                          $  19,290     1,904      $  7,184         846
                              ===============================================

Accounts with payments 31 or more days
more past  due as a percentage of  total
finance receivables  and number of
contracts-serviced (4)              3.4%      3.4%          2.5%         2.7%
                              ===============================================

------------------------
(1)  Includes finance receivables sold or held for sale, net
(2)  Customers in this category have missed two consecutive monthly payments.
(3) Customers in this category have missed three or more consecutive monthly payments.
(4) Customers in this category have missed two or more consecutive monthly payments.

Repossessed Collateral

The Company commences repossession procedures against the underlying collateral when it determines that collection efforts are likely to be unsuccessful. Repossession generally occurs before a borrower misses more than two consecutive monthly payments. In such cases, the net amount due under the finance contract is reduced to the estimated fair value of the collateral, less the cost of disposition, and this reduction is reported as a credit loss. Repossessed collateral included 815 and 505 automobiles at September 30, 1996, and December 31,1995, respectively. At September 30, 1996, the 815 automobiles had been held as repossessed collateral for an average of 37 days.

Liquidity and Capital Resources

Since inception, the Company has funded its operations, the regional Dealer Service Center openings and finance contract portfolio growth through the following: funds provided from principal and interest payments received under finance contracts, borrowings under the Senior Revolving Credit Facility, proceeds from the issuance of subordinated debt and securitization of finance
receivables and from the sale of shares of common stock.   Net cash flows
provided by operating activities were $(4.0) million, $1.0 million, $10.3 million and $7.7 million in the three months ended and nine months ended September 30, 1996 and 1995, respectively. The cash flows from operating activities primarily resulted from increases in net earnings and the net change in the amount of contracts purchased for resale.

Net cash flows from investing activities were $20.8 million, $(38.7) million, $(60.4) million and $(105.4) in the three months ended and nine months ended September 30, 1996 and 1995 respectively. These cash flows were primarily attributable to the growth in the owned finance contract portfolio however, during the three months ended September 30, 1996, substantially all finance contracts were purchased for resale.

Net cash provided by financing activities was primarily used to support finance contract portfolio growth. Financing activities for the three months ended and nine months ended September 30, 1996 and 1995 were as follows:

                                    Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                    1996        1995      1996       1995
                                    ---------------------------------------
                                                (In Thousands)
Proceeds from issuance of
subordinated debt, net              $      -       -           -     $13,530
Proceeds from issuance of  notes
payable - securitized pools                        -     124,989          -
Repayment of notes payable-securitized
pools                                (19,990)      -     (43,321)         -
Net increase (decrease) in borrowings
 under senior revolving credit
facility                               3,300   37,750    (30,875)     84,125
Other                                     -                  (24)        (26)
                                     ----------------------------------------
Net cash flows from  financing
activities                         $ (16,690) $37,750    $50,769     $97,629
                                    =========================================


The Company maintains a $205.0 million Senior Revolving Credit Facility with a group of nine banks. The Senior Revolving Credit Facility expires June 30, 1997, and borrowings are secured by certain assets of the Company. The Company has options to borrow at either (i) the reference prime rate or (ii) LIBOR plus 1.60% per annum for maturities of one, two, three, or six months. On May 1, 1996, the Company amended the loan agreement relating to the Senior Revolving Credit Facility to provide for an additional temporary credit facility (the "Temporary Credit Facility") in the amount of $25.0 million which expired on November 1, 1996 and bears interest at the reference prime rate. Also, the Company is a party to an interest rate protection agreement aggregating a notional amount of $15.0 million, which limits the exposure to increase in borrowing costs.

On September 26, 1996, the Company completed a sale of finance receivables to Trust 1996-B, and the issuance of $117.5 million of automobile receivables backed certificates and notes, Series 1996-B. The proceeds that the Company received were used to repay borrowings under the Senior Revolving Credit Facility. Of these certificates and notes, $82.3 million have a floating interest rate of 0.12% over one-month LIBOR, $30.5 million have a fixed interest rate of 6.80% and the remaining $4.7 million have a fixed interest rate of 7.00%. FSA issued a financial guaranty insurance policy for the benefit of the investors.

In an effort to reduce the Company's exposure to potential increases in interest rates, the Company has entered into an interest rate swap agreement on September 26, 1996, with a notional amount of $82.3 million whereby the Company pays a fixed rate of 6.30% and receives a variable rate of one-month LIBOR. The notional amount declines, as specified in the swap agreement, at each month-end through March, 1999. At September 30,1996, the notional amount was $82.3 million, and the one month LIBOR was 5.41%.


The Senior Revolving Credit Facility, the indenture relating to the Subordinated Reset Notes due 2005, and the indentures relating to the notes payable-securitized pools contain several financial and other covenants, including interest coverage requirements, leverage tests, delinquency, credit losses tests, a dividend prohibition and minimum net worth requirements. The Company believes these covenants will not materially limit its business or expansion strategy. The Company was in compliance with all such covenants at September 30, 1996.

On November 1, 1996, the Company received approximately $49.4 million from the issuance of Subordinated Reset Notes, (the "1996 Subordinated Reset Notes") after deducting the underwriting discount and offering expenses. The proceeds were used to repay borrowings under the Senior Revolving Credit Facility. Interest on the 1996 Subordinated Reset Notes is payable quarterly at an interest rate of 9.50%, commencing December 15, 1996, until December 15,
2001. The interest rate will reset at the Company's option on December 15, 2001 to a rate, and for a term of one, two, three or five years, determined by the Company and will reset thereafter, at the Company's option, upon the date of expiration of each such new interest period prior to maturity on December 15, 2006. Holders of the 1996 Subordinated Reset Notes have the option to redeem all or any portion of the notes on December 15, 2001, or any subsequent interest reset date.


Management believes that in order to meet its 1996 funding needs, the Company will require additional capital resources to supplement its expected cash flows from operations, the principal payments on finance contracts, and anticipated borrowings under its Senior Revolving Credit Facility. The Company is expecting to complete additional securitizations of finance receivables in 1996.

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

     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     Litigation

On August 27, 1996, a purported class action was filed against an automobile
dealer and the         Company in the US District Court for the Northern
District of Illinois entitled Hoffman V. Grossinger Motor Corp. and First Merchants Acceptance Corporation. The complaint, as amended on September 27, 1996 (the "Complaint"), alleges violations of certain Federal and Illinois consumer protection statutes and RICO and seeks unspecified damages. The Company believes that certain material allegations in the Complaint are incorrect and that it has meritorious defenses to the claims made in the Complaint. The Company intends to vigorously defend this action.

Item 2.   Changes in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

 Item 6.   (a)  Exhibits - See exhibit index following the  signature page.

           (b) Reports on Form 8-K - On September 26, 1996 the Company filed an 8-K regarding an $117.5 million securitization.

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

                         FIRST MERCHANTS ACCEPTANCE CORPORATION

                         By:  /s/  Mitchell C. Kahn
                         Its: President and Chief Executive
                              Officer

                         By:  /s/  Thomas R. Ehmann
                         Its: Vice President and Chief Financial
                              Officer

Date: November 14, 1996

                          INDEX OF EXHIBITS

Exhibit No.                 Description

10.1Amended and Restated Trust Agreement, dated as of September 1, 1996, between First Merchants Automobile Receivables Corporation II, as Depositor and Chase Manhattan Bank Delaware as Owner Trustee, filed with the Commission as Exhibit 1 to the Company's 8-K dated September 26, 1996, is incorporated herein by reference.

10.2Sales and Servicing Agreement dated as of September 1, 1996 among First Merchants Auto Trust 1996-B, as Issuer, First Merchants Auto Receivable Corporation II, as Seller, and First Merchants Acceptance Corporation, as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee, Collateral Agent and Backup Servicer, filed with the Commission as Exhibit 2 to the
Company's   8-K dated September 26, 1996, is incorporated herein by
reference.

10.3Receivables Purchase Agreement, dated as of September 1, 1996, between First Merchants Acceptance Corporation, and First Merchants Auto Receivables Corporation II filed with the Commission as Exhibit 3 to the Company's 8-K dated September 26, 1996, is incorporated herein by reference.

10.4Indenture dated as of September 1,1996 between First Merchants Acceptance Auto Trust 1996-B and Harris Trust and Savings Bank, as Indenture Trustee filed with the Commission as Exhibit 4 to the Company's 8-K dated September 26, 1996, is incorporated herein by reference.

11. Statement Regarding Computation of Per Share Earnings filed herewith.

27.      Financial Data Schedule filed herewith.

                                Exhibit 11

              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                                  (Unaudited)
                      (In Thousands, except per share data)

                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                      1996      1995        1996      1995
                                     ---------------------------------------

Average number of common
  shares outstanding                  6,526     4,142       6,526    4,142
Common equivalent
  shares outstanding:
  Warrants                                        124           -      124
  Stock options                         201       223         217      205
                                      -----     -----       ------    -----
Total common and common
equivalent shares outstanding         6,727     4,489       6,743    4,471
                                      =====     =====       =====    =====

Net earnings                        $ 3,298   $ 1,677       9,510    4,210
                                     ======   =======     =======   ======
Net earnings per share              $  0.49      0.37        1.41     0.94
                                    =======   =======     =======   ======