Form 10-Q/A
period 1996-06-30
FIRST MERCHANTS ACCEPTANCE CORP
filed 1996-11-18
CIK 926296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

     FORM 10-Q/A2

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________

     COMMISSION FILE NUMBER 0-24686

FIRST MERCHANTS ACCEPTANCE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)


DELAWARE
(State or Other Jurisdiction of
Incorporation or Organization)

36-3759045
(IRS Employer
Identification No.)

570 Lake Cook Road
Suite 126
Deerfield, Illinois  60015
(Address of Principal Executive Offices, including Zip Code)


(847) 948-9300
(Registrant's Telephone Number, Including Area Code)


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

(b)  Reports on Form 8-K  None.



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

10.6*

Administrative Agreement, dated May 1, 1996, among First Merchants Auto Trust 1996-A,
First Merchants Acceptance Corporation and First and Harris Trust and Savings Bank.

10.7*

Amended and Restated Trust Agreement, dated May 1, 1996, among First Merchants Auto
Receivables Corporation II as Depositor and Chemical Bank Delaware as Owner Trustee.

10.8*

Indenture between First Merchants Auto Trust 1996-A as Issuer and Harris Trust and Savings as
Indenture Trustee.

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