Form 10-Q/A
period 1996-09-30
FIRST MERCHANTS ACCEPTANCE CORP
filed 1997-01-03
CIK 926296

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                      FORM 10-Q/A

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

PART II - OTHER INFORMATION

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

                         FIRST MERCHANTS ACCEPTANCE CORPORATION

                         By:  /s/  Mitchell C. Kahn
                         Its: President and Chief Executive
                              Officer

                         By:  /s/  Thomas R. Ehmann
                         Its: Vice President and Chief Financial
                              Officer

Date: November 14, 1996

                          INDEX OF EXHIBITS

Exhibit No.                 Description

10.1 Amended and Restated Trust Agreement, dated as of September 1, 1996, between First Merchants Automobile Receivables Corporation II, as Depositor and Chase Manhattan Bank Delaware as Owner Trustee, filed with the Commission as Exhibit 1 to the Company's 8-K dated September 26, 1996, is incorporated herein by reference.

10.2 Sales and Servicing Agreement dated as of September 1, 1996 among First Merchants Auto Trust 1996-B, as Issuer, First Merchants Auto Receivable Corporation II, as Seller, and First Merchants Acceptance Corporation, as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee, Collateral Agent and Backup Servicer, filed with the Commission as
      Exhibit 2 to the Company's 8-K dated September 26, 1996, is incorporated herein by reference.

10.3 Receivables Purchase Agreement, dated as of September 1, 1996, between First Merchants Acceptance Corporation, and First Merchants Auto Receivables Crporation II filed with the Commission as Exhibit 3 to the Company's 8-K dated September 26, 1996, is incorporated herein by reference.

10.4 Indenture dated as of September 1,1996 between First Merchants Acceptance Auto Trust 1996-B and Harris Trust and Savings Bank, as Indenture Trustee filed with the Commission as Exhibit 4 to the Company's 8-K dated September 26, 1996, is incorporated herein by reference.

11.* Statement Regarding Computation of Per Share Earnings filed herewith.

27.   Financial Data Schedule filed herewith.

_______________________

* Filed as an Exhibit to the Company's original Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.