Form 10-K
period 1996-12-31
FIRST MERCHANTS ACCEPTANCE CORP
filed 1997-03-31
CIK 926296

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 1996, OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER 0-24686

                     FIRST MERCHANTS ACCEPTANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                        36-3759045
    (State or Other Jurisdiction of          (I.R.S. Employer
     Incorporation or Organization)         Identification No.)

     570 LAKE COOK ROAD, SUITE 126,                60015
           DEERFIELD, ILLINOIS                   (Zip Code)
(Address of principal executive offices)


Registrant's Telephone Number Including Area Code: (847) 948-9300

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registration's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting Common Stock (based on the closing price of such shares on the Nasdaq National Market on March 7,
1997) held by non-affiliates was approximately $54,975,966. Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock has been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 7, 1997, the following number of shares of the Company's capital stock were outstanding:

                       Common Stock             6,436,519
                       Class B Common Stock          None

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II in this report.

Portions of the 1997 Proxy Statement for the annual meeting of stockholders, to be held on May 15, 1997, are incorporated by reference into Part III of this report.

Index to Exhibits listed on pages 19 through 23.

                     FIRST MERCHANTS ACCEPTANCE CORPORATION

                          YEAR ENDED DECEMBER 31, 1996

ITEM                                                                    PAGE
NO.                                                                     NO.
----                                                                    ----
                                   PART I
 1.     Business....................................................      1
 2.     Properties..................................................     13
 3.     Legal Proceedings...........................................     13
 4.     Submission of Matters to a Vote of Security Holders.........     13

                                  PART II
 5.     Market for Registrant's Common Equity and Related                15
        Stockholder Matters.........................................
 6.     Selected Financial Data.....................................     15
 7.     Management's Discussion and Analysis of the Financial            15
        Condition and Results of Operations.........................
 8.     Financial Statements and Supplementary Data.................     15
 9.     Changes in and Disagreements with Accountants on Accounting      15
        and Financial Disclosure....................................

                                  PART III
10.     Directors and Executive Officers of the Registrant..........     16
11.     Executive Compensation......................................     16
12.     Security Ownership of Certain Beneficial Owners and              16
        Management..................................................
13.     Certain Relationships and Related Transactions..............     16

                                  PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form     17
        8-K.........................................................

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is a specialty finance company primarily engaged in financing the purchase of used automobiles by acquiring dealer-originated retail installment contracts ("finance contracts"). Since the Company's incorporation in March 1991, it has targeted its marketing efforts to dealers (the "dealer"), which sell automobiles to consumers who have limited access to traditional sources of credit ("non-prime borrowers"). The Company serves two customers, the dealer and, indirectly, the dealer's customer, the non-prime borrower. As of December 31, 1996, the Company serviced approximately 4,400 dealers in 37 states. The Company's total finance contract portfolio, which includes receivables owned and sold with servicing retained, increased to approximately $641.2 million at December 31, 1996 from approximately $284.2 million at December 31, 1995 and $94.1 million at December 31, 1994, while maintaining net charge-offs as a percentage of average net finance receivables-serviced of under 7.0% for such periods. The Company generated net earnings before extraordinary item in 1996, 1995, and 1994 of approximately $10.5 million, $6.7 million and $2.8 million, respectively.

     The automobile dealer business is highly fragmented and includes businesses principally selling new automobiles, while also offering used automobiles, that are franchised by automobile manufacturers ("franchised dealers"), and businesses exclusively selling used automobiles that are not affiliated with an automobile manufacturer ("independent dealers"). During the year ended December 31, 1996, approximately 80% (by aggregate principal balance) of the finance contracts purchased by the Company were originated by franchised dealers and the remainder were originated by independent dealers.

     The finance contracts purchased by the Company are primarily with borrowers who are relatively high credit risks due to various factors, including their impaired credit history or the absence or limited extent of their credit history. Referred to as "non-prime," these borrowers include young borrowers (18 to 25 years old) who are trying to establish a credit rating, previously bankrupt borrowers who are re-establishing their credit rating, slow payers of credit cards and department store accounts and borrowers who desire payment terms slightly longer than the maximum term permitted by traditional sources of automobile financing, such as commercial banks, savings and loan associations, credit unions and finance companies affiliated with automobile manufacturers and other consumer lenders.

THE INDUSTRY

     Automobile financing is one of the two largest categories, by dollar amount, of consumer installment debt in the United States. Most traditional sources of automobile financing generally provide automobile financing for the most creditworthy, or so-called "prime" borrowers. The Company believes that the strong credit performance and large size of the market have led to intense price competition in the financing market for prime borrowers, and, in turn, low profit margins, effectively limiting this market to only the largest participants. In addition, special low-rate financing programs offered by automobile manufacturers' captive finance companies to promote the sale of specific automobiles have added to the competition within the prime borrower market.

     Although prime borrowers represent the largest segment of the automobile financing market, there are many potential purchasers of automobiles who do not qualify as prime borrowers. Purchasers considered by the Company to be non-prime borrowers are generally unable to obtain credit from traditional sources of automobile financing. The Company believes that, because these potential purchasers represent a substantial market, there is a demand by automobile dealers with respect to financing for non-prime borrowers that has not been effectively served by traditional automobile financing sources.

     According to industry research, at December 31, 1996, there were approximately 23,000 franchised dealers and approximately 64,000 independent dealers in the United States. According to the Federal Reserve Board, as of December 31, 1996, there was approximately $377.3 billion in automobile related installment credit outstanding. The Company is unaware of any authoritative estimates of the non-prime portion of this market, although various sources have estimated that the potential loan base in this portion of the market is between $50 billion and $70 billion. The Company believes that demographic and economic trends favor increased growth in the non-prime segment of the automobile finance industry. The average American family must spend a significantly higher percentage of its income to purchase an automobile than it did several years ago. According to industry data, the average price of a new automobile in 1996 represented approximately 59.3% of the U.S. median family income for that year, an increase from approximately 51.5% in 1986. This increase, combined with increases in the average useful life of automobiles and the number of late-model used automobiles available for sale (including rental cars and cars that were formerly leased), have led industry analysts to believe that the market for retail sales of used automobiles will continue to grow.

     The Company believes that the largest competitor in the non-prime automobile financing market has a finance contract portfolio that represents less than 3% of such market and that no other competitor in such market has a portfolio representing more than 2% of such market. The Company estimates that its finance contract portfolio represents less than 1% of the non-prime automobile financing market.

STRATEGY

     The Company's growth strategy utilizes its national sales force and Regional Dealer Service Center managers to increase the volume of contracts purchased per automobile dealer relationship, increase its presence and geographic scope within existing markets and penetrate new markets. The Company has established relationships with certain national used car superstores, such as CarMax, and certain large, regional franchised dealers and intends to develop relationships with additional national used car superstores and large, regional franchised dealers. The Company is also in the process of developing referral programs with financial institutions, which enable the Company to finance non-prime borrowers whose credit applications have been turned down by such financial institutions. The Company has established a subsidiary to provide home mortgages to non-prime borrowers that is expected to become operational in the second half of 1997. This subsidiary will originate and service residential mortgage loans initially on a wholesale basis to primary lenders in various states. The Company is also considering diversifying into other areas of consumer financial services. However, the Company anticipates that its primary business strategy will continue to focus its resources on purchasing finance contracts from dealers that sell automobiles to non-prime borrowers. The key elements of the Company's business strategy follow.

     Efficient Operational Structure. The Company's operational structure is designed to maximize dealer service and finance contract originations, while maintaining consistent portfolio performance and controlling operating expenses. The Company's sales, credit and collection functions are organized as follows:
(i) a national sales force, which is dedicated to developing new dealer relationships and expanding the geographic scope of Regional Dealer Service Centers; (ii) Regional Dealer Service Centers, which coordinate with the sales force to build and nurture dealer relationships, process and underwrite credit applications, verify finance contracts and disburse funds to dealers; (iii) Regional Account Service Centers, which perform all account servicing functions, such as payment processing, delinquency follow-ups and cost-effective recoveries of charged-off account balances; and (iv) the National Remarketing Center, which arranges the disposition of repossessed collateral.

     Experienced Management Personnel. The Company recruits experienced management personnel at the executive, supervisory and managerial levels. The Company believes that retaining experienced management personnel is critical to maintaining credit quality, supervising operations and following flexible strategies for growth in a changing business environment. The Company's executive officers, senior managerial personnel and Regional Dealer Service Center and Regional Account Service Center managers have an average of over 15 years of experience in the consumer or automobile finance industries. In addition to recruiting experienced management personnel, the Company places an emphasis on retaining such personnel through competitive compensation, equity incentives and professional development programs, such as sales training and counseling and credit underwriting certification programs.

     Sophisticated Risk Management Techniques. To mitigate the higher risks associated with non-prime borrowers, the Company has developed sophisticated risk management techniques for evaluating credit applications based in part upon the Company's ongoing analysis and review of existing portfolio characteristics. The Company utilizes a credit scoring system developed by a leading credit evaluation company as an objective guideline for evaluating a non-prime borrower's creditworthiness. The Company employs a tiered pricing system that provides guidance for the determination of the annual percentage rate ("APR"), the discount from the principal amount of a finance contract (the "discount") that the Company is able to charge to dealers and other terms of a finance contract commensurate with the credit characteristics of such contract. The Company has also established uniform guidelines and procedures for evaluating credit applications relating to such matters as the borrower's stability of residence, employment history, credit history, capacity to pay, income, discretionary income, debt ratio and credit bureau score, as well as the value of the collateral. In addition, the Company has assigned each Regional Dealer Service Center manager a maximum credit authority per finance contract based on various factors, including such manager's experience level. Within the guidelines and procedures established by the Company, each Regional Dealer Service Center manager is authorized to approve or reject credit applications within such manager's maximum credit authority and to supplement objective credit criteria with subjective judgment in making credit decisions. If the proposed financing amount exceeds the Regional Dealer Service Center manager's maximum credit authority or does not meet the Company's guidelines, the Regional Dealer Service Center manager must obtain approval from Operations Risk Management.

     Proactive Collection Management. The Company pursues a policy of proactive collection management through its Regional Account Service Centers with respect to both current and delinquent accounts, including activities related to monthly billing and collections, borrower inquiries and repossessions. Shortly after the Company purchases a finance contract, personnel at a Regional Dealer Service Center typically contact the borrower by telephone to verify the terms of the sale. The Company also sends the borrower a letter which describes the procedures and schedule for repaying the finance contract and explains the Company's delinquency and repossession policies. The Company utilizes predictive dialing technology to complement its calling efforts and enhance the productivity of its collection personnel. Any finance contract for which a payment is one day overdue is treated as a past due account for collection purposes, and the Company typically contacts a borrower within two days after such borrower's account becomes past due. The Company generally commences repossession procedures before a borrower misses more than three consecutive monthly payments. Management believes that proactive collection management is critical in maintaining a low level of delinquencies and charge-offs.

     Monitoring and Supervising the Operational Structure. The Company maintains the following three departments reporting directly to senior management that perform independent control functions to monitor and review the operations of the Company: (i) Risk Management, which performs ongoing analyses of new finance contracts purchased by the Company to ensure that such finance contracts meet the Company's credit guidelines and were purchased in compliance with the Company's operational procedures, analyzes trends in the finance contract portfolio and performs back-end reviews of the finance contract portfolio's performance; (ii) Internal Audit, which performs on-site audits of each Regional Dealer Service Center and Regional Account Service Center at least annually to ensure compliance with the Company's guidelines and procedures and maintenance of the Company's credit quality standards; and (iii) Managing Directors of Dealer Services, who typically visit and review the operations of each Regional Dealer Service Center throughout the year in order to evaluate compliance with the Company's policies and procedures, measure the effectiveness of business development efforts, and review general portfolio credit and performance quality and office profitability. Each control function actively utilizes the Company's management information system that provides real time, on-line reports on a daily basis which contain operational information from each of the Company's Regional Dealer Service Centers, Regional Account Service Centers and the National Recovery Center. In addition, senior management conducts daily reviews of the volume of finance contracts purchased, aging of accounts, repossession activities and other operating data. See "Business -- Management Information Systems."

     Superior Service to Quality Dealers. By providing prompt, flexible service and a reliable source of financing for non-prime borrowers, the Company helps to expand the dealers' customer base, thereby increasing the efficiency and effectiveness of their used car sales operations. The Company believes that its guidelines and procedures allow it to respond quickly to dealers. The Company typically responds to credit applications on the date received, in many cases within 3 hours, and generally pays the dealer for finance contracts purchased within 24 hours after the Company has received required documentation from the dealer. Management believes that many dealers conduct business with the Company because of the Company's prompt and reliable response to dealers. The Company employs a nationwide hub and spoke strategy, whereby the sales force ("spokes") contact dealers who channel credit applications to Regional Dealer Service Centers ("hubs") for credit review and funding. The Company operates 14 Regional Dealer Service Centers servicing dealers in 37 states. During 1996, the Company consolidated Regional Dealer Service Centers to improve operating efficiencies in accordance with the hub and spoke strategy, and the Company intends to continuously review the operating efficiencies of its remaining Regional Dealer Service Center network. The Company has strengthened its national sales force to support the efforts of its Regional Dealer Service Centers to provide consistent, reliable service to dealers. The Company has further focused its operations by centralizing collections into two Regional Account Service Centers, thus allowing Regional Dealer Service Centers to concentrate on developing and nurturing dealer relationships and maintaining credit quality with respect to new purchases of finance contracts.

OFFICES

     The Company operates 14 Regional Dealer Service Centers, two Regional Account Service Centers and the National Remarketing Center. The Company maintains Regional Dealer Service Centers in locations that allow Company personnel to provide personal service to dealers, while covering a wide geographical area. By utilizing a hub and spoke strategy, the Company's Regional Dealer Service Center managers and sales professionals are able to meet individually with local dealers to negotiate dealer agreements, quickly resolve problems as they develop and respond to the competitive conditions of a particular market. Management believes that this structure significantly enhances the Company's operations and competitive advantage. See
"Business -- Contract Acquisition Process-Dealer Relations." Regional Dealer Service Center managers are evaluated and compensated based upon objective financial and operational criteria relating to the performance of their respective Regional Dealer Service Centers.

     The Company considers each Regional Dealer Service Center as its own profit center, having primary responsibility for business development and contract acquisition. Each Regional Dealer Service Center functions independently of the other centers and is operated by a full-time Regional Dealer Service Center manager who reports to a Managing Director of Dealer Services. The Regional Account Service Centers are primarily responsible for collections, including recoveries of charged-off account balances, and payment processing. Each Regional Account Service Center is operated by a Regional Account Service Center manager who reports to the Vice President of Account Services. The National Remarketing Center arranges for dispositions of repossessed collateral and is supervised by a Managing Director. The Company's six Managing Directors of Dealer Services are responsible for reviewing compliance with the Company's guidelines and procedures and conducting periodic on-site reviews of the Regional Dealer Service Centers. In addition, Managing Directors of Dealer Services provide day-to-day guidance to Regional Dealer Service Center managers in making credit decisions.

     When operational, the Company's home mortgage subsidiary will be a discrete unit with all processing, funding and servicing operations in one location.

CONTRACT PROFILE

     During 1996, 1995 and 1994, the Company purchased 45,488, 25,336 and 10,154 finance contracts, respectively, with aggregate initial principal balances of approximately $525.8 million, $257.9 million and $91.4 million, respectively. Finance contracts purchased during the twelve months ended December 31, 1996 had an average initial principal balance of $11,559, a weighted average APR of 19.8%, a weighted average purchase discount of 3.6% and a weighted average initial contract term of 55 months. Based on the Company's historical experience, its finance contracts have an average life of approximately 34 months. The Company's interest and other portfolio income as a percentage of average net finance receivables-owned was 21.0% in the year ended December 31, 1996 which, based on an average cost of borrowed funds of 8.0%, represents a net interest spread of 13.0%. During the year ended December 31, 1996, the Company's owned finance contract portfolio generated a net portfolio yield of 14.7%. During such period, accounts with payments 61 days or more past due averaged less than 2.1% of the Company's total finance contract portfolio.

CONTRACT ACQUISITION PROCESS

     The following is a summary of the process that the Company typically follows in connection with its acquisition of an automobile finance contract.

     Dealer Relations. Using a hub and spoke strategy, the Company solicits business from automobile dealers through the business development efforts of its sales force and Regional Dealer Service Centers. The Company evaluates each dealer with which it establishes a financing relationship to endeavor to purchase finance contracts from only reputable automobile dealers carrying an inventory of high quality used automobiles. The Company assesses the length of service and reputation of prospective dealers through the local Better Business Bureau and state regulatory authorities. The Company inspects each dealer's physical premises and automobile inventory to determine whether such dealer appears to be operating its business satisfactorily and maintaining consistently high quality inventory.

     Each dealer with which the Company establishes a financing relationship enters into a non-exclusive written dealer agreement ("Dealer Agreement") with the Company governing the Company's finance contract purchases from the dealer. A Dealer Agreement generally provides that the dealer shall indemnify the Company against any damages or liabilities, including reasonable attorneys' fees, arising out of (i) any breach of a representation or warranty of the dealer set forth in the Dealer Agreement or (ii) any claim or defense that a borrower may have against a dealer relating to a finance contract. Representations and warranties in a Dealer Agreement generally relate to such matters as whether (i) the financed automobile is free of all liens, claims and encumbrances except the Company's lien, (ii) the down payment specified in the finance contract has been paid in full in cash and/or trade in and no part of the down payment was loaned to the borrower by the dealer and (iii) the dealer has complied with applicable law. If the dealer violates the terms of the Dealer Agreement with respect to any finance contract, the dealer must repurchase such contract on demand for the unpaid balance and all other indebtedness due to the Company from the borrower.

     Credit Evaluation Procedures. If a non-prime borrower elects to finance the purchase of an automobile through a dealer, the dealer will submit the borrower's credit application to the Company for review of the borrower's creditworthiness and proposed transaction terms. Regional Dealer Service Center personnel conduct such review in accordance with the Company's guidelines and procedures, which take into account, among other things, the individual's stability of residence, employment history, credit history, ability to pay, income, discretionary income and credit bureau score, as well as the value of the collateral. In addition, Regional Dealer Service Center personnel evaluate a credit bureau report in order to determine if (i) the individual's credit quality is deteriorating, (ii) the individual's credit history suggests a high probability of default or (iii) the individual's credit experience is too limited for the Company to assess the probability of performance. The Company utilizes a credit scoring system developed by a leading credit evaluation company that is used as an additional objective guideline for evaluating a non-prime borrower's creditworthiness and employs a tiered pricing system that provides guidance for the determination of the APR, discount and other terms of a finance contract commensurate with the credit characteristics of such contract. Regional Dealer Service Center personnel may also require verification of certain applicant or dealer provided information prior to making the credit decision. Such verification typically requires submission of supporting documentation, such as a paycheck stub or other substantiation of income, and is performed solely by the Company's personnel. The Company has assigned each Regional Dealer Service Center manager a maximum credit authority per finance contract based on various factors, including such manager's experience level. Within the guidelines and procedures established by the Company, the Regional Dealer Service Center manager is authorized to approve or reject credit applications within such manager's maximum credit authority and to supplement objective credit criteria with subjective judgment in making credit decisions. If the proposed financing exceeds the Regional Dealer Service Center manager's maximum credit authority or does not meet the Company's guidelines, the Regional Dealer Service Center manager must obtain approval from Operations Risk Management.

     After reviewing the credit application and the terms of the sale, the Regional Dealer Service Center notifies the dealer whether or not the Company is willing to purchase the finance contract upon sale of the automobile to the applicant. The Company typically responds to submitted dealer applications on the date received, in many cases within 3 hours. The Company is selective in its approval process. The Company historically has approved approximately 25% of all submitted credit applications, and approximately 40% of those approved finance contracts have been purchased by the Company. The difference between the number of applications approved and the number of finance contracts entered into is due primarily to industry practice whereby the dealer typically submits the credit application to more than one finance company and then selects the finance company that is willing to provide the most favorable terms. In cases where the Company is unwilling to purchase a finance contract from a dealer under the proposed terms but believes the applicant has the capacity to meet other repayment obligations, Regional Dealer Service Center personnel will work with the dealer to restructure the terms of the financing or suggest the sale of an alternative automobile with a price more suited to the applicant's financial means.

     Approval Process. When the Company approves the purchase of a finance contract, the Regional Dealer Service Center notifies the dealer by facsimile or telephone. Such notice specifies all pertinent information relating to the terms of the approval, including the interest rate, the term, information about the automobile to be sold, the amount of discount that the Company will take from the principal amount of the finance contract and other consideration, if any, paid by the Company to the dealer. Generally, a borrower is required to make a down payment of at least 10% of the purchase price. The Company's guidelines and procedures require that the advance to the dealers on the underlying collateral cannot exceed 110% of the wholesale value of such collateral, excluding taxes and the cost of ancillary products sold by the dealer to the borrower, such as warranties or insurance, which may be financed by the Company. Generally, advances to dealers have not exceeded 100% of the collateral's wholesale value, excluding taxes and the cost of ancillary products financed by the Company.

     Contract Purchase. Upon final confirmation of the terms by the borrower, the dealer completes the sale of the automobile to the borrower. After the dealer delivers all required documentation to the Company, the Company remits funds to the dealer, generally within 24 hours. Upon purchase of the finance contract, the Company acquires a perfected security interest in the financed automobile. Each finance contract requires that the automobile be properly insured and that the Company be named as a loss payee, and compliance with these requirements is verified prior to the remittance of funds to the dealer. Additionally, the Company maintains a blanket insurance policy covering physical property damages in the event that the borrower does not maintain insurance.

CONTRACT SERVICING AND ADMINISTRATION

     The Company's contract servicing and administration activities have been specifically tailored to the unique challenges of servicing loans made to non-prime borrowers. Each Regional Account Service Center collects payments, accounts for and posts all payments received, responds to borrower inquiries, takes all necessary action to maintain the security interest granted in the financed automobile, investigates delinquencies and communicates with the borrower to obtain timely payments and monitors the finance contract and its related collateral. When necessary, the National Recovery Center contracts with third parties to repossess and dispose of financed automobiles.

     The Company's activities incorporate proactive procedures and systems. For example, the Company contacts new borrowers, both in writing and by telephone, and reviews the terms of the finance contract with particular emphasis on the amount and due date of each payment obligation, the Company's expectations as to the timely receipt of payments and maintenance of insurance coverage and the Company's delinquency and repossession policies.

     The Company utilizes a monthly billing statement system (rather than payment coupon books) to remind borrowers of their monthly payment obligations. This system also serves as an early warning mechanism in the event that a borrower has failed to notify the Company of an address change. The Company typically contacts delinquent borrowers earlier than it believes is customary in the industry, commencing within two days after a borrower's due date and continuing until payment has been received. The Company believes that early and frequent contact with the borrower reinforces the borrower's recognition of his or her obligations and the Company's expectation of timely payment.

DELINQUENCY CONTROL AND COLLECTION

     Personnel at each Regional Account Service Center review accounts that are past due to assess collection efforts to date and to define the collection strategy, if appropriate. Each Regional Account Service Center designs a collection strategy that includes a specific deadline before which each delinquent obligation should be collected. Each Regional Account Service Center employs predictive dialing technology that automates the collection effort for accounts that are from one to 30 days past due. Accounts that are over 30 days past due are turned over to personnel at the Regional Account Service Centers for more intensive collection efforts. Accounts that have not been collected prior to the deadline established by the Regional Account Service Center are again reviewed and, unless there are specific circumstances which warrant further collection efforts, such accounts are assigned to an outside agency for repossession. Repossessed automobiles are generally resold through wholesale auctions. The elapsed time between repossession and resale is generally 30 to 45 days, including passage of the period during which the law of the applicable jurisdiction permits the borrower to redeem the automobile. Typically, after repossession, recovery specialists based in the Regional Account Service Centers seek to recover any deficiency from the borrower, subject to applicable legal limitations.

MANAGEMENT INFORMATION SYSTEMS

     Overall, management believes that it is essential to pursue a strategy of continuous improvement in information systems in order to maintain the Company's competitive position. The Company's current systems have been developed to provide for complete processing of the Company's finance contracts and associated activities.

     Taking advantage of the continuing developments in personal computing platforms, the Company has furthered its ability to use data warehousing approaches to perform detailed monthly analyses of portfolio performance and customized reporting for management purposes. In addition, the Company is currently working with several information and processing technology providers in the development and implementation of customized third party systems for loan origination and processing which will become operational in the second quarter of 1997. The Company has entered into contracts for these developmental services which will require a significant investment. The Company anticipates that customized third party systems will assist it in becoming more adaptable to future business needs in an efficient and cost effective manner.

RISK MANAGEMENT

     The Company maintains a Risk Management group composed of three subgroups which monitor and review the Company's finance contract portfolio to reduce risk: (i) Underwriting and Analysis, which performs ongoing analysis of new finance contracts purchased by the Company to ensure that such finance contracts meet the Company's credit guidelines and were purchased in compliance with the Company's operational procedures; (ii) Portfolio Analysis, which performs statistical analysis of the finance contract portfolio to identify trends in the portfolio; and (iii) Portfolio Performance, which performs back-end reviews of the finance contract portfolio's performance to identify the factors contributing to delinquent accounts. The Risk Management subgroups work together to effectively track the life cycle of a finance contract in an effort to identify those characteristics that are correlated with finance contract repayment or delinquency. The Company utilizes the information generated by the Risk Management group to refine its guidelines and procedures for evaluating credit applications and its tiered pricing system for the determination of the APR, discount and other terms of a finance contract commensurate with the credit characteristics of such contract.

COMPETITION

     The automobile finance business is highly competitive. The Company believes that there are numerous competitors providing, or capable of providing, financing through dealers to non-prime borrowers. The Company competes with a number of national, local and regional finance companies with operations similar to the Company's. Competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, credit unions, finance companies affiliated with automobile manufacturers and other consumer lenders (many of which are larger than the Company, have significantly greater financial resources than the Company or have relationships with captive networks). If additional competitors were to enter the Company's market, the Company could be materially adversely affected. In addition, the Company has experienced increased competition, which has resulted in a reduction in the interest rate charged the borrower, a reduction in (and in some cases the elimination of) the discount which the Company is able to charge to dealers and an increase in the frequency and amount of other consideration that is paid by the Company to dealers. Further competition may result in additional reductions in such interest rate, additional reductions in or the elimination of the discount and increases in the frequency and amount of other consideration that is paid by the Company to dealers, which could adversely affect the Company's profitability. The Company competes on the basis of service and competitive pricing and flexibility in designing financing programs for the dealers.

REGULATION

     The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. As of December 31, 1996, the Company's business operations were conducted with dealers located in 37 states, and, accordingly, the laws and regulations of such states govern the Company's operations. Most states where the Company operates (i) limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of, the finance contracts that the Company purchases, and (ii) define the Company's rights to repossess and sell collateral. In addition, the Company is required to be licensed or registered to conduct its finance operations in certain states in which the Company purchases finance contracts.

     Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in automobile financing. Some of the federal laws and regulations include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Report Act, the Fair Credit Billing Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z and the Soldiers' and Sailors' Civil Relief Act.

     In addition, the Federal Trade Commission ("FTC") has adopted a holder-in-due-course rule which has the effect of subjecting persons that finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. The Credit Practices Rules of the FTC impose restrictions on sales contract provisions and credit practices.

     The Company believes that it is in substantial compliance with all applicable material laws and regulations. Adverse changes in the laws or regulations to which the Company's business is subject, or in the interpretation thereof, could have a material adverse effect on the Company's business. In addition, due to the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in litigation involving alleged violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. A significant judgment against the Company or within the industry in connection with any such litigation could have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

     As of December 31, 1996, the Company employed 627 persons, none of whom is covered by a collective bargaining agreement. The Company provides basic medical insurance and other benefits for eligible employees. The Company generally considers its relationships with employees to be good.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. The Company, or persons acting on behalf of the Company, from time to time, may make, in writing or orally, "forward-looking" statements as defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements, which are based on certain assumptions and describe future initiatives, strategies and expectations of the Company, are generally identifiable by use of the words "any," "will," "believe," "expect," "anticipate," "estimate," "should," "continue" or similar expressions. This Safe Harbor Statement, when used in conjunction with an identified forward-looking statement, is for the purpose of qualifying for the "Safe Harbor" provisions of the Act and is intended to be a readily available written document that contains factors which could cause results to differ materially from such forward-looking statements. These factors are in addition to any other cautionary statement, written or oral, which may be made or referred to in connection with any such forward-looking statement.

     The following matters, among others, may have a material adverse effect on the business, financial condition, liquidity, results of operations or prospects, financial or otherwise, of the Company. Reference to this Cautionary Statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

     Market Conditions. The Company's business is affected by certain trends in the automobile and finance industries. The Company believes that purchasers of automobiles are more frequently considering used automobiles and that dealers are focusing on the sale of used automobiles to generate additional revenue. Historically, traditional sources of consumer credit have tightened lending criteria on used automobile financing, making financing from such sources available to fewer persons. A change in any of these trends, whether resulting from changes in general economic conditions or otherwise, may lead to a reduction in the number of purchasers of used automobiles, less emphasis on selling used automobiles or an increase in the number of used automobile purchasers who qualify for traditional financing. Any of such events could have a material adverse effect on the Company. See "Business -- General."

     Competition. The automobile finance business is highly competitive. The Company believes that there are numerous competitors providing, or capable of providing, financing through dealers to non-prime borrowers. The Company competes with a number of national, local and regional finance companies with operations similar to the Company's. Competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, credit unions, finance companies affiliated with automobile manufacturers and other consumer lenders (many of which are larger than the Company, have significantly greater financial resources than the Company or have relationships with captive networks). If additional competitors were to enter the Company's market, the Company could be materially adversely affected. In addition, the Company has experienced increased competition, which has resulted in a reduction in the interest rate charged the borrower, a reduction in (and in some cases the elimination of) the discount which the Company is able to charge to dealers and an increase in the frequency and amount of other consideration that is paid by the Company to dealers. Further competition may result in additional reductions in such interest rate, reductions in or the elimination of the discount and increases in the frequency and amount of other consideration that is paid by the Company to dealers, which could adversely affect the Company's profitability. The Company competes on the basis of service and competitive pricing and flexibility in designing financing programs for the dealers. See "Business -- Competition" and "Business -- Contract Acquisition Process."

     Regulation. The Company's business is subject to regulation and licensing under various federal, state and local laws. Most states where the Company operates limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of, the finance contracts that the Company purchases, and define the Company's rights to repossess and sell collateral. An adverse change in these laws could have a material adverse effect on the Company's business by limiting the interest and fee income the Company may generate on existing and additional purchased finance contracts, limiting the states in which the Company may operate or restricting the Company's ability to realize the value of the collateral securing its finance contracts. An adverse change in maximum permissible interest rate that may be charged to borrowers in any particular market could also reduce the attractiveness of such market, thereby limiting the expansion opportunities of the Company. See "Business -- Regulation."

     Relationships with Dealers. The Company's business depends in large part upon its ability to establish and maintain relationships with automobile dealers. While the Company believes that it has been successful in developing and maintaining relationships with dealers, these relationships are not long-standing, and there can be no assurance that the Company will be successful in maintaining such relationships or increasing the number of dealers with which it does business, or that its existing dealer base will continue to generate a volume of finance contracts comparable to the volume of such contracts historically generated by such dealers. See "Business -- The Industry" and "Business -- Strategy."

     Management of Rapid Growth. The Company has experienced rapid growth and expansion of its business. The Company's ability to support, manage and control continued growth is dependent upon, among other things, its ability to train, supervise and manage increased personnel. The success of the Company's growth strategy is also dependent upon the Company's ability to maintain credit quality as its finance contract portfolio grows, which requires among other things, the maintenance of efficient collection procedures and adequate collection staffing, internal controls and automated systems. There can be no assurance that the Company will be successful in maintaining credit quality as its finance contract portfolio grows or that the Company's personnel, procedures, staff, internal controls or systems will be adequate to support such growth.

     Litigation. Because of the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in litigation involving alleged violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. A significant judgment against the Company or within the industry in connection with any such litigation could have a material adverse effect on the Company's financial condition and results of operations. See "Business -- Regulation." On August 27, 1996, a purported class action was filed against an automobile dealer and the Company. The complaint, as amended on September 27, 1996 (the "Complaint"), alleges violations of certain Federal and Illinois consumer protection statutes and RICO and seeks unspecified damages. The Company believes that certain material allegations in the Complaint are incorrect and that it has meritorious defenses to the claims made in the Complaint. The Company intends to vigorously defend this action. Management believes that the resolution of this matter will not have a material impact on the financial position of the Company, however, the ultimate outcome cannot be determined.

     Availability of Funds. The Company's operations require substantial external financing to fund the purchase of finance contracts. Such purchases are funded primarily by money borrowed by the Company from banks and other lenders and by funds generated from securitizations of portions of the Company's portfolio of finance contract receivables. One principal source of borrowings by the Company is the $205 million senior revolving credit facility with a group of nine banks which bears interest at the Company's option at either (i) the reference prime rate or (ii) LIBOR plus 1.60% for maturities of one, two, three or six months (the "Senior Revolving Credit Facility"). The Senior Revolving Credit Facility expires on June 30, 1997. There can be no assurance that the Senior Revolving Credit Facility will be renewed or that a new credit facility will be established after June 30, 1997. In addition the Company employs its securitization programs as another integral component of its funding strategy. The Company applies the net proceeds from securitization transactions to repay indebtedness under the Senior Revolving Credit Facility, thereby increasing the amounts available under such facility to fund future purchases of finance contracts. Any failure by the Company to effect additional securitizations of finance contract receivables on terms acceptable to the Company would restrict the Company's financing capabilities, could require the Company to curtail the purchase of finance contracts and could have a material adverse effect on the Company. Furthermore, the timing of any securitization transaction is affected by a number of factors beyond the Company's control, including among others, conditions in the asset-backed securitization markets, interest notes and approvals from third parties. Some or all of these factors may cause delays in closing a securitization or may prevent such transactions entirely. Gains from the sale of finance contract receivables in securitization transactions constituted a significant portion of the net earnings of the Company during the year ended December 31, 1996 and are likely to continue to represent a significant portion of the Company's net earnings. If the Company were unable to securitize finance contract receivables in a financial reporting period, the Company would incur a significant decline in total revenues and net earnings for such period. In addition, in order for the Company to continue to fund the purchase of finance contracts in accordance with its growth strategy, the Company will require financing in excess of that provided by its cash flow from operations and the Senior Revolving Credit Facility (or any successor bank facility). No assurance can be given that additional financing sources, including securitization transactions, will be available on terms acceptable to the Company.

     Cash Flows Associated with Securitizations. Under the financial structures the Company has used to date in its finance receivable securitizations, certain excess servicing cash flows generated by the finance contracts are retained in a "spread account" within the securitization structure to provide liquidity and credit enhancement. While the specific terms and mechanics of the spread account can vary slightly depending on each transaction, the Company's agreements with Financial Security Assurance, Inc. ("FSA"), the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess servicing cash flows unless certain spread account balances have been attained and/or the delinquency or losses related to the finance contracts in the pool are below certain predetermined levels. In the event delinquencies and losses on the finance contracts exceed such levels, the terms of securitization may require increased spread account balances to be accumulated for the particular pool; may restrict the distribution to the Company of excess cash flows associated with other pools in which pass-through certificates are insured by FSA; or, in certain circumstances, may require the transfer of servicing on some or all of the finance contracts in FSA insured pools to another servicer. The imposition by FSA of any of these conditions could materially adversely affect the Company's liquidity and financial condition. At December 31, 1996, the dollar amount of contracts liquidated and certain other ratios exceeded the portfolio performance tests contained in the servicing agreements for two of the Company's securitization trusts. As a result, FSA and the Company have agreed that the Company will maintain additional cash reserves with the trustee until the tests are met. At December 31, 1996, the dollar amount of customer loan extentions granted exceeded the limitations in the servicing agreements for four of the Company's securitization trusts. On March 15, 1997, FSA granted a waiver with respect to such extensions.

     Prepayment Risk. Gains from the sale of finance contract receivables in securitization transactions constituted a significant portion of the net earnings of the Company during the year ended December 31, 1996 and are likely to continue to represent a significant portion of the Company's net earnings. The gains are recorded in the Company's revenues and are based in part on management's estimates of future prepayment rates and other considerations in light of then-current conditions. If actual prepayments with respect to finance contracts occur more quickly than was projected at the time such contracts were sold, as can occur when interest rates decline, a charge to earnings will be taken in the period of adjustment.

     Covenants in the Senior Revolving Credit Facility, the Indenture Relating to the 1995 Notes and the Indenture Relating to the 1996 Notes. The Senior Revolving Credit Facility, the indenture (the "1995 Indenture") pursuant to which the Company issued the Subordinated Reset Notes due in 2005 (the "1995 Notes") and the indenture (the "1996 Indenture") pursuant to which the Company issued the Subordinated Reset Notes due in 2006 (the "1996 Notes") contain financial and operating covenants, including, among others, certain limitations on the ability of the Company to pay dividends and incur additional indebtedness and certain restrictions on consolidation, merger or transfer of all or substantially all of its assets. The Company's leverage and the restrictive covenants contained in its loan documents could limit the Company's ability to withstand competitive pressures or adverse economic conditions, make acquisitions or take advantage of business opportunities that may arise. Failure to comply with the obligations contained in the Senior Revolving Credit Facility, the 1995 Indenture or the 1996 Indenture could result in an event of default under any or all of such documents which could permit acceleration of the indebtedness under the Senior Revolving Credit Facility, the 1995 Notes and the 1996 Notes. On March 15, 1997, the Company received a waiver with respect to certain covenants in the Senior Revolving Credit Facility pertaining to its securitizations.

     Increases in Interest Rates. While the finance contracts purchased by the Company in most cases bear interest at a fixed rate (which, in jurisdictions that regulate the interest rate that may be charged, is in many cases equal to the maximum rate permitted by law), the Company finances its purchase of a substantial portion of such contracts by incurring indebtedness with floating interest rates. As a result, the Company's interest costs could increase during periods of rising interest rates, which may decrease net interest margins and thereby adversely affect the Company's profitability. In addition, rising interest rates could decrease gains realized on the sale of the Company's finance contract receivables and thereby adversely affect the Company's profitability.

     Defaults on Installment Contracts. The Company is engaged in purchasing automobile finance contracts entered into by dealers with borrowers who have limited access to traditional sources of consumer credit. The inability of a borrower to finance an automobile purchase by means of traditional credit sources is generally due to various factors including such individual's impaired credit history or the absence or limited extent of such individual's credit history. As a result, finance contracts purchased by the Company are generally entered into by purchasers of automobiles who are considered to have a higher risk of default on a finance contract than most automobile purchasers. Such risk of default may increase in times of economic downturn in the areas in which such borrowers reside. A significant increase in charge-offs or delinquencies relating to the finance contracts purchased by the Company could have a material adverse effect on the Company's profitability and operations.

     Influence of Certain Stockholders. As of December 31, 1996, Middlewest Ventures II, L.P. ("MW") and Finance Acquisition Corp. ("FAC") beneficially owned an aggregate of approximately 22.5% of the outstanding shares of the Company's common stock ("Common Stock") and each has two representatives on the board of directors of the Company. Accordingly, MW and FAC, if they were to act in concert, would have significant influence on the Company.

     Possible Volatility of Stock Price. The Common Stock is quoted on the Nasdaq Stock Market's National Market. The market price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

     Restrictions on the Payment of Dividends. The Company currently intends to retain its earnings to finance the growth and development of its business and has no present intention of paying any cash dividends in the foreseeable future. In addition, the Senior Revolving Credit Facility, the 1995 Indenture and the 1996 Indenture limit the payment of dividends.

     Effect of Certain Charter, Bylaw and Statutory Provisions. Certain provisions of the Company's Restated Certificate of Incorporation (the "Certificate of Incorporation") and Amended and Restated Bylaws (the "Bylaws") could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interests of the stockholders. For example, the Certificate of Incorporation provides for certain limitations on the calling of a special meeting of stockholders and the Bylaws require advance notice of stockholder proposals and nominations of directors. The Company is also subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's common stock (an "interested stockholder") for three years after the person became an interested stockholder, unless the transaction which resulted in the stockholder becoming an interested stockholder or the business combination is approved in a prescribed manner. Those provisions could discourage or make more difficult a merger, tender offer or similar transaction, even if favorable to the Company's stockholders.

     Authorized Preferred and Common Stock. Pursuant to the Certificate of Incorporation, shares of preferred stock, par value $100 per share (the "Preferred Stock"), and Common Stock may be issued in the future without further stockholder approval and upon such terms and conditions, and, with respect to the Preferred Stock, having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate transactions, could have the effect of making it more difficult for a third party to acquire, or effectively preventing a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company is considering issuing Preferred Stock, however it is not currently contemplating making any acquisitions nor is it considering any proposal from any other person to acquire the Company.

ITEM 2. PROPERTIES

     The principal executive office of the Company is located in Deerfield, Illinois in a leased office facility of approximately 13,000 square feet, and the lease for such office expires in March 1999. The Company entered a new lease in February 1997 for a facility of approximately 26,000 square feet for its new principal executive office, and that lease expires in June 2006. As of December 31, 1996, the Company leased office space for its regional operations ranging from approximately 775 square feet to 17,200 square feet, and was obligated under leases expiring on dates ranging from August 1997 to September 2001. The Company does not believe that the particular locations of its Regional Dealer Service Centers are material to its business and believes that other satisfactory locations are available for lease at comparable rates and for comparable terms in each locality served by the Company.

ITEM 3. LEGAL PROCEEDINGS

     On August 27, 1996, a purported class action entitled Mercedes Hoffman v. Grossinger Motor Corp. and First Merchants Acceptance Corporation was filed in the United States District Court for the Northern District of Illinois. The complaint, as amended on September 27, 1996 ("Complaint"), alleges violations of certain Federal and Illinois consumer protection statutes and RICO and seeks unspecified damages. The Company believes that certain material allegations in the Complaint are incorrect and that it has meritorious defenses to the claims made in the Complaint. The Company intends to vigorously defend this action. Management believes that the resolution of this matter will not have a material impact on the financial position of the Company, however, the ultimate outcome cannot be determined. The Company is also involved from time to time in other litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                 NAME                    AGE                 POSITION AND OFFICES HELD
                 ----                    ---                 -------------------------
Mitchell C. Kahn.......................  43    President and Chief Executive Officer, Director
John R. Griggs.........................  47    Executive Vice President and Chief Operating Officer
                                               --Dealer Financial Services Division
Norman Smagley.........................  38    Senior Vice President and Chief Financial Officer
Alan J. Appelman.......................  39    Senior Vice President
Craig Adams............................  36    Vice President
Thomas R. Ehmann.......................  44    Vice President
S. Mark Floyd..........................  44    Vice President
Brian W. Hausmann......................  41    Vice President
Allen D. Rice..........................  40    Vice President
Paul M. Van Eyl........................  31    Vice President
Richard P. Vogelman....................  54    Vice President

     Mr. Kahn has served as President, Chief Executive Officer and a director since the Company was founded in March 1991. From April 1989 to March 1991, he served as President and Chief Executive Officer of First Credit Corporation, a consumer finance company specializing in the purchase of home improvement sales finance receivables. During the prior eleven years, Mr. Kahn held various senior managerial positions in the consumer finance industry.

     Mr. Griggs joined the Company as Executive Vice President and Chief Operating Officer -- Dealer Financial Services Division in March 1997. He served as Senior Vice President and Manager of National Operations of Bank One Credit Company, a national indirect financing company, primarily of automobiles, since 1996. From 1986 to 1996, Mr. Griggs held various positions at Household International, a diversified consumer lender, including Division General Manager and Senior Vice President. From 1980 to 1986, he worked for Citicorp Acceptance Company, a national indirect financing company, and last held the title Chief Financial Officer and Vice President of Operations.

     Mr. Smagley joined the Company in February 1997 as Senior Vice President and Chief Financial Officer. He served as Vice President -- Finance and Chief Financial Officer of Trans Leasing International, Inc., a lessor of medical and office technology equipment, from 1994 to 1997. Mr. Smagley was employed in several financial management positions with firms in the pharmaceutical, financial services, and energy fields from 1981 to 1993.

     Mr. Appelman joined the Company in August 1995 as Vice President -- Operations Development and was named Vice President -- Risk Management in August 1996 and Senior Vice President and Chief Credit Officer in March 1997. From October 1990 to August 1995, Mr. Appelman held various operation analysis positions, including Manager -- Operations and Portfolio Analysis, at Hyundai Motor Finance Company. From 1981 to 1988, Mr. Appelman held various positions, including Staff Vice President at Citicorp.

     Mr. Adams was named Vice President -- Account Services in March 1997. He joined the Company in August 1996 as Manager -- Portfolio Analysis and was named Manager -- Account Services in September 1996. Mr. Adams held several positions in credit management with Sears, Roebuck and Company from 1986 to 1996.

     Mr. Ehmann joined the Company in November 1992 as Vice President -- Finance and Controller and Assistant Secretary, was Vice President and Chief Financial Officer from June 1995 until February 1997, and holds the title Vice President and Chief Information Officer as of December 1996. From May 1988 to November 1992, Mr. Ehmann was Vice President, Finance and Controller for LINC Group, Inc. and its subsidiary LINC Scientific Leasing, both of which are equipment leasing companies. Mr. Ehmann is a Certified Public Accountant.

     Mr. Floyd joined the Company in June 1996 as Vice President -- Financial Institutions Group. From April 1990 to June 1996, Mr. Floyd was President and Principal of National Asset Placement Corporation, a private company engaged in purchasing and servicing loan portfolios. From April 1979 to April 1990, he was employed in various management positions with several banks in Texas.

     Mr. Hausmann joined the Company in June 1991 as Vice
President -- Operations and was named Vice President -- Automotive Credit Group in August 1996. From March 1989 to March 1991, Mr. Hausmann served as Vice President and Chief Operating Officer of First Credit Corporation, a consumer finance company specializing in the purchase of home improvement sales finance receivables.

     Mr. Rice joined the Company in March 1995 as Vice President -- Sales and Marketing, and was named Vice President -- First Merchants Capital Ltd. in March 1997. From January 1990 to March 1995, Mr. Rice was founder and President of Aegis International, an international consulting firm specializing in marketing and sales.

     Mr. Van Eyl joined the Company in July 1993 as Director of Planning and Analysis, became Vice President -- Risk Management in March 1995 and was named Vice President -- Strategic Development in August 1996. From October 1988 to July 1993, Mr. Van Eyl was employed in various managerial positions at LINC Scientific Leasing, an equipment leasing company.

     Mr. Vogelman has served as Vice President, General Counsel and Secretary of the Company since July 1995. From June 1969 to March 1995, Mr. Vogelman held various positions in the Investment Law Division of Allstate Insurance Company, including Assistant Vice President and Assistant General Counsel during the period from January 1987 to March 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since September 23, 1994, the Common Stock has been quoted on The Nasdaq Stock Market's National Market under the symbol "FMAC." As of March 7, 1997, there were approximately 90 holders of record of the Common Stock, and the Company estimates that as of such date there were approximately 4,000 beneficial holders of the Common Stock. The Company has never paid a cash dividend on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. In addition, the Senior Revolving Credit Facility and the indentures relating to the Company's 1995 Notes and 1996 Notes limit the payment of dividends. The Company's current policy is to retain earnings to provide funds for the operation and expansion of its business and for the repayment of indebtedness. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors. The information set forth under the caption entitled "Note
18 -- Quarterly Results (unaudited)" on page 44 of the Annual Report to Stockholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Data" on page 12 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 21 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth under the captions "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" on pages 21 through 44 of the Annual Report to Stockholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997 (the "1997 Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The information required by Item 401 of Regulation S-K relating to the executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Approval of the Amendment and Restatement of the First Merchants Acceptance Corporation 1994 Non-Employee Directors Stock Option Plan," "Attendance at Meetings and Compensation of Directors," "1994 Non-Employee Directors Stock Option Plan," "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Compensation Committee Interlocks and Insider Participation," "Employment Agreement," "Management Purchase Agreements," "1994 Equity Incentive Plan," "Incentive Stock Option Plan" and "Stock Option Agreements" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     The following consolidated financial statements contained in the Annual Report to Stockholders for the year ended December 31, 1996 have been incorporated by reference in Item 8.

                                                               PAGE(S) IN ANNUAL
                            ITEM                             REPORT TO STOCKHOLDERS
                            ----                             ----------------------
Independent Auditors' Report................................           21
Consolidated Balance Sheets - December 31, 1996 and 1995....         22-23
Consolidated Statements of Earnings - for the years ended
  December 31, 1996, 1995 and 1994..........................           24
Consolidated Statements of Changes in Stockholders' Equity
  -for the years ended December 31, 1996, 1995 and 1994.....           25
Consolidated Statements of Cash Flows - for the years ended
  December 31,1996, 1995 and 1994...........................         26-27
Notes to Consolidated Financial Statements..................         28-44

(a) 2. Financial Statement Schedules

     All financial statement schedules have been omitted because they are either inapplicable or not required under the instructions.

(b) Reports on Form 8-K

     On October 22, 1996, the Company filed Form 8-K regarding the issuance of a press release announcing its operating results with respect to the third quarter of 1996.

     On December 18, 1996, the Company filed Form 8-K regarding the closing of a securitization of approximately $144.7 million of its motor vehicle retail installment contract receivables by means of an institutional private placement pursuant to Rule 144A under the Securities Act of 1933, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 1997.

                                          First Merchants Acceptance Corporation

                                          By:      /s/ MITCHELL C. KAHN
                                            ------------------------------------
                                                      Mitchell C. Kahn
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----

            /s/ MITCHELL C. KAHN                 President and Chief Executive            March 28, 1997
---------------------------------------------    Officer, Director (Principal
              Mitchell C. Kahn                   Executive Officer)

            /s/ THOMAS R. EHMANN                 Vice President (Principal Accounting     March 28, 1997
---------------------------------------------    Officer and Principal Financial
              Thomas R. Ehmann                   Officer)

             /s/ THOMAS A. HIATT                 Director                                 March 28, 1997
---------------------------------------------
               Thomas A. Hiatt

          /s/ WILLIAM N. PLAMONDON               Director                                 March 28, 1997
---------------------------------------------
            William N. Plamondon

            /s/ MARCY H. SHOCKEY                 Director                                 March 28, 1997
---------------------------------------------
              Marcy H. Shockey

             /s/ RICHARD J. UHL                  Director                                 March 28, 1997
---------------------------------------------
               Richard J. Uhl

           /s/ SOLOMON A. WEISGAL                Director                                 March 28, 1997
---------------------------------------------
             Solomon A. Weisgal

             /s/ STOWE W. WYANT                  Director                                 March 28, 1997
---------------------------------------------
               Stowe W. Wyant

                               INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION                           PAGE
-----------                           -----------                           ----
    3.1       Restated Certificate of Incorporation of the Company, filed with the Commission as Exhibit 3.1 to the Company's
              Registration Statement on Form S-1 (File No. 33-81070), is
              incorporated herein by reference.
    3.2       Amended and Restated Bylaws of the Company filed with the
              Commission as Exhibit 3.2 to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1995, is
              incorporated herein by reference.
    4.1       Specimen certificate for the Company's Common Stock, filed with the Commission as Exhibit 4.1 to the Company's
              Registration Statement on Form S-1 (File No. 33-81070), is
              incorporated herein by reference.
    4.2       Indenture dated January 1, 1995, between the Company and
              LaSalle National Bank, as trustee, including the form of
              note, filed with the Commission as Exhibit 4.2 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended May 31, 1995, is incorporated herein by reference.
    4.3       Indenture dated as of November 17, 1995, among the Company,
              First Merchants Auto Receivable Corporation and Harris Trust
              and Savings Bank, as Trustee, including the form of note,
              filed with the Commission as Exhibit 3 to the Company's Form
              8-K dated November 17, 1995, is incorporated herein by
              reference.
    4.4       Indenture between First Merchants Auto Trust 1996-A as
              Issuer and Harris Trust and Savings as Indenture Trustee,
              filed with the Commission as Exhibit 10.8 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1996, is incorporated herein by reference.
    4.5       Indenture dated as of September 1, 1996 between First
              Merchants Acceptance Auto Trust 1996-B and Harris Trust and
              Savings Bank, as Indenture Trustee filed with the Commission as Exhibit 4 to the Company's 8-K dated September 26, 1996, is incorporated herein by reference.
    4.6       Indenture dated as of October 15, 1996, between the Company as Issuer and LaSalle National Bank as Indenture Trustee, is
              filed herewith..............................................
   10.1       1994 Non-Employee Directors Stock Option Plan, filed with
              the Commission as Exhibit 10.2 to the Company's Registration
              Statement on Form S-1 (File No. 33-81070), is incorporated herein by reference.
   10.2       Incentive Stock Option Plan, filed with the Commission as
              Exhibit 10.4 to the Company's Registration Statement on Form
              S-1 (File No. 33-81070), is incorporated herein by
              reference.
   10.3       Third Amended and Restated Loan and Security Agreement, as
              amended, among the Company, LaSalle National Bank, as agent, and the lenders named therein, filed with the Commission as
              Exhibit 10.5 to the Company's Annual Report on Form 10-K for
              the fiscal year ended May 31, 1995, is incorporated herein by reference.
   10.4       Amended and Restated Registration Rights Agreement, dated as of October 29, 1993, as amended, filed with the Commission as Exhibit 10.11 to the Company's Registration Statement on
              Form S-1 (File No. 33-81070), is incorporated herein by
              reference.
   10.5       Amended and Restated Stock Option Agreement dated as of
              November 1, 1993 between the Company and Mitchell C. Kahn, filed with the Commission as Exhibit 10.12 to the Company's
              Registration Statement on Form S-1 (File No. 33-81070), is
              incorporated herein by reference.

EXHIBIT NO.                           DESCRIPTION                           PAGE
-----------                           -----------                           ----
   10.6       Second Stock Option Agreement dated as of April 15, 1994
              between the Company and Mitchell C. Kahn, filed with the
              Commission as Exhibit 10.13 to the Company's Registration
              Statement on Form S-1 (File No. 33-81070), is incorporated herein by reference.
   10.7       Amended and Restated Stock Option Agreement dated as of
              November 1, 1993 between the Company and Brian W. Hausmann, filed with the Commission as Exhibit 10.14 to the Company's
              Registration Statement on Form S-1 (File No. 33-81070), is
              incorporated herein by reference.
   10.8       Management Purchase Agreement dated as of May 23, 1991
              between the Company and Brian W. Hausmann, as amended, filed with the Commission as Exhibit 10.15 to the Company's
              Registration Statement on Form S-1 (File No. 33-81070), is
              incorporated herein by reference.
   10.9       Management Purchase Agreement dated as of May 23, 1991
              between the Company and Mitchell C. Kahn, as amended, filed with the Commission as Exhibit 10.16 to the Company's
              Registration Statement on Form S-1 (File No. 33-81070), is
              incorporated herein by reference.
   10.10      Office Building Lease dated as of July 2, 1992 between the
              Company and The Travelers Insurance Company, as amended,
              filed with the Commission as Exhibit 10.35 to the Company's
              Registration Statement on Form S-1 (File No. 33-81070), is
              incorporated herein by reference.
   10.11      Agreement for Supreme Data Processing Services dated as of
              May 5, 1993 between the Company and Norwest Financial
              Information Services Group, Inc. and corresponding Master
              Equipment Purchase Agreement and Software License dated as of June 30, 1993, filed with the Commission as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File
              No. 33-81070), is incorporated herein by reference.
   10.12      Stock Option Agreement dated as of May 26, 1994 between the
              Company and Stowe W. Wyant, filed with the Commission as
              Exhibit 10.38 to the Company's Registration Statement on
              Form S-1 (File No. 33-81070), is incorporated herein by
              reference.
   10.13      Management Purchase Agreement dated as of May 23, 1991
              between the Company and Marilyn E. Millard, filed with the
              Commission as Exhibit 10.43 to the Company's Registration
              Statement on Form S-1 (File No. 33-81070), is incorporated herein by reference.
   10.14      Management Purchase Agreement dated as of May 23, 1991
              between the Company and John W. McCarthy, filed with the
              Commission as Exhibit 10.44 to the Company's Registration
              Statement on Form S-1 (File No. 33-81070), is incorporated herein by reference.
   10.15      Management Purchase Agreement dated as of February 28, 1992 between the Company and Robert G. Mark, filed with the
              Commission as Exhibit 10.45 to the Company's Registration
              Statement on Form S-1 (File No. 33-81070), is incorporated herein by reference.
   10.16      Interest Rate Cap Agreement Confirmation dated as of
              December 15, 1994 relating to the ISDA Master Agreement
              dated as of January 10, 1994 between the Company and Firstar
              Bank Milwaukee, N.A., filed as Exhibit 10.37 to the
              Company's Registration Statement on Form S-1 (File No.
              33-88244), is incorporated herein by reference.
   10.17      Third Amendment dated May 5, 1995 to the Office Building
              Lease filed as Exhibit 10.10, filed with the Commission as
              Exhibit 10.52 to the Company's Annual Report on Form 10-K
              for the fiscal year ended May 31, 1995, is incorporated
              herein by reference.

EXHIBIT NO.                           DESCRIPTION                           PAGE
-----------                           -----------                           ----
   10.18      Waiver and Consent dated as of September 22, 1995 pertaining to the Third Amended and Restated Loan and Security
              Agreement filed as Exhibit 10.3, filed with the Commission as Exhibit 10.53 to the Company's Registration Statement on
              Form S-1 (File No. 33-96310), is incorporated herein by
              reference.
   10.19      Purchase Agreement, dated November 10, 1995, among the
              Company, First Merchants Auto Receivable Corporation and
              Salomon Brothers, Inc., filed with the Commission as Exhibit
              2 to the Company's Form 8-K dated November 17, 1995, is
              incorporated herein by reference.
   10.20      Sale and Servicing Agreement, dated November 17, 1995, among the Company, First Merchants Auto Receivable Corporation and
              Harris Trust and Savings Bank, as back up servicer, filed
              with the Commission as Exhibit 4 to the Company's Form 8-K dated November 17, 1995, is incorporated herein by
              reference.
   10.21      Amendment to Third Amended and Restated Loan and Security
              Agreement, dated as of November 10, 1995, by and among the
              Company, LaSalle National Bank, as agent and one of the
              lenders, and other lenders named therein, filed with the
              Commission as Exhibit 5 to the Company's Form 8-K dated
              November 17, 1995, is incorporated herein by reference.
   10.22      Form of Waiver pertaining to the Amended and Restated
              Registered Rights Agreement filed as Exhibit 10.54 to the
              Company's Registration Statement on Form S-1 (File No.
              33-96310), is incorporated herein by reference.
   10.23      Amendment to Third Amended and Restated Loan and Security
              Agreement, dated as of December 18, 1995, by and among the
              Company, LaSalle National Bank, as agent and one of the
              lenders, and other lenders named therein filed with the
              Commission as Exhibit 10.33 to the Company's Annual Report
              on Form 10-K for the fiscal year ended December 31, 1995, is incorporated herein by reference.
   10.24      Purchase Agreement, dated March 4, 1996, among the Company,
              First Merchants Auto Receivable Corporation II and Salomon
              Brothers Inc., filed with the Commission as Exhibit 2 to the
              Company's Form 8-K dated March 12, 1996, is incorporated
              herein by reference.
   10.25      Receivables Purchase Agreement, dated March 1, 1996, among the Company and First Merchants Auto Receivable Corporation
              II, filed with the Commission as Exhibit 3 to the Company's
              Form 8-K dated March 12, 1996, is incorporated herein by
              reference.
   10.26      Pooling and Servicing Agreement, dated March 1, 1996, among the Company, as Servicer, First Merchants Acceptance
              Corporation II, as depositor and Harris Trust and Savings
              Bank, as Trustee and backup Servicer filed with the
              Commission as Exhibit 4 to the Company's Form 8-K dated
              March 12, 1996, is incorporated herein by reference.
   10.27      Fourth Amended and Restated Loan and Security Agreement,
              dated as of February 28, 1996, by and among the Company,
              LaSalle National Bank, NBD Bank, Firstar Bank of Milwaukee,
              N.A., Harris Trust and Savings Bank, The Boatmen's National
              Bank of St. Louis, First Bank, N.A., CoreStates Bank, N.A.,
              Natwest Bank, filed with the Commission as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.
   10.28      Amended and Restated First Merchants Acceptance Corporation
              1994 Employee Stock Purchase Plan, dated May 15, 1996, filed with the Commission as Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1996, is incorporated herein by reference.
   10.29      Amended and Restated First Merchants Acceptance Corporation
              1994 Equity Incentive Plan, dated May 15, 1996, filed with the Commission as Exhibit 10.2 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

EXHIBIT NO.                           DESCRIPTION                           PAGE
-----------                           -----------                           ----
   10.30      Purchase Agreement, dated May 10, 1996, among the Company,
              First Merchants Auto Receivable Corporation II and Salomon
              Brothers Inc., filed with the Commission as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.
   10.31      Receivables Purchase Agreement, dated May 1, 1996, among the
              Company and First Merchants Auto Receivable Corporation II,
              filed with the Commission as Exhibit 10.4 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1996, is incorporated herein by reference.
   10.32      Sales and Servicing Agreement, dated May 1, 1996, among
              First Merchants Auto Trust 1996-A as Issuer, First Merchants
              Auto Receivables Corporation II, as seller, The Company, as
              Servicer, and Harris Trust and Savings Bank, as Trustee and
              backup Servicer, filed with the Commission as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1996, is incorporated herein by
              reference.
   10.33      Administrative Agreement, dated May 1, 1996, among First
              Merchants Auto Trust 1996-A, the Company and First and
              Harris Trust and Savings Bank, filed with the Commission as
              Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1996, is incorporated herein by reference.
   10.34      Amended and Restated Trust Agreement, dated May 1, 1996,
              among First Merchants Auto Receivables Corporation II as
              Depositor and Chemical Bank Delaware as Owner Trustee, filed with the Commission as Exhibit 10.7 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1996, is incorporated herein by reference.
   10.35      Remote Outsourcing Agreement dated as of June 1, 1996
              between the Company and Alltel Financial Information
              Services, Inc., filed with the Commission as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1996, as amended, is incorporated
              herein by reference.
   10.36      Employment Agreement dated as of June 1, 1996 between the
              Company and Mitchell C. Kahn, filed with the Commission as
              Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1996, as amended is
              incorporated herein by reference.
   10.37      Amendment No.1 dated May 1, 1996 to the Fourth Amended and
              Restated Loan and Security Agreement by and among the
              Company, LaSalle National Bank as agent, and the other
              lenders named therein, filed with the Commission as Exhibit
              10.14 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1996, as amended, is incorporated
              herein by reference.
   10.38      Purchase Agreement, dated June 28, 1996, among the Company,
              First Merchants Auto Receivable Corporation II, and Salomon
              Brothers Inc., filed with the Commission as Exhibit 2 to the
              Company's Form 8-K dated June 26, 1996, is incorporated
              herein by reference.
   10.39      Receivables Purchase Agreement, dated as of June 1, 1996
              between the Company and First Merchants Auto Receivable
              Corporation II, filed with the Commission as Exhibit 3 to
              the Company's Form 8-K dated June 26, 1996, is incorporated herein by reference.
   10.40      Pooling and Servicing Agreement, dated June 19, 1996, among the Company, as Servicer, First Merchants Acceptance
              Corporation II, as depositor and Harris Trust and Savings
              Bank, as Trustee and backup Servicer filed with the
              Commission as Exhibit 4 to the Company's Form 8-K dated June
              26, 1996, is incorporated herein by reference.
   10.41      Third Amendment to Amended and Restated Registration Rights
              Agreement dated June 15, 1996, among the Company and other parties named therein, filed with the Commission as Exhibit
              10.12 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1996, is incorporated herein by
              reference.

      10.42    Stockholders Termination Agreement among the Company and other parties named therein, filed with the Commission as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1996, is incorporated herein by reference.

      10.43    Amended and Restated Trust Agreement, dated as of September 1, 1996, between First Merchants
               Auto Receivable Corporation II, as Depositor and Chase Manhattan Bank Delaware as Owner
               Trustee, filed with the Commission as Exhibit 1 to the Company's 8-K dated September 26, 1996 is incorporated herein by reference.

      10.44    Sales and Servicing Agreement dated as of September 1, 1996, among First Merchants Auto Trust
               1996-B, as Issuer, First Merchants Auto Receivable Corporation II, as Seller, and the Company,
               as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee, Collateral Agent and
               Backup Servicer, filed with the Commission as Exhibit 2 to the Company's 8-K dated September
               26, 1996, is incorporated herein by reference.

      10.45    Receivables Purchase Agreement, dated as of September 1, 1996, between the Company, and First
               Merchants Auto Receivable Corporation II filed with the Commission as Exhibit 3 to the
               Company's 8-K dated September 26, 1996, is incorporated herein by reference.

      10.46    Consent and Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of
               October 29, 1996, by and among the Company as Borrower; NBD Bank; Firstar Bank Milwaukee, N.A.;
               Harris Trust and Savings Bank; The Boatmen's National Bank of St. Louis; First Bank, National
               Association; CoreStates Bank, N.A., Fleet Bank, National Association, f/k/a Natwest Bank N.A.;
               and Mellon Bank, N.A. as Lenders; and LaSalle National Bank as Lender and Agent for the
               Lenders, is filed herewith.....................................................................

      10.47    Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of
               December 26, 1996, by and among the Company as Borrower; NBD Bank; Firstar Bank Milwaukee,
               N.A.; Harris Trust and Savings Bank; The Boatmen's National Bank of St. Louis; First Bank,
               National Association; CoreStates Bank, N.A., Fleet Bank, National Association; and Mellon Bank,
               N.A. as Lenders; and LaSalle National Bank as Lender and Agent for the Lenders.................

      10.48    Underwriting Agreement dated October 29, 1996 among the Company as Sellers; J.C. Bradford &
               Co., Piper Jaffray Inc., Keefe, Bruyette & Woods, Inc., and Stifel, Nicolaus & Company,
               Incorporated as Underwriters...................................................................

      11.1     Statement regarding computation of earnings per share..........................................

      13.1     First Merchants Acceptance Corporation Annual Report to Stockholders for the year ended
               December 31, 1996 (Such report, except to the extent incorporated herein by reference, is being furnished to the Commission for informational purposes only and is not to be deemed filed as part of this annual report on Form 10-K.)......................................................

      21.1     Subsidiaries of the Registrant.................................................................

      23.1     Consent of Deloitte & Touche LLP...............................................................

      27.1     Financial Data Schedule........................................................................