Form 10-K405/A
period 1996-12-31
FIRST MERCHANTS ACCEPTANCE CORP
filed 1997-04-30
CIK 926296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A1

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-24686

                     FIRST MERCHANTS ACCEPTANCE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                      36-3759045
(State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization

            570 Lake Cook Road
                Suite 126
           Deerfield, Illinois                                   60015
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:          (847) 948-9300

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act   Common Stock,
                                                             $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No
                                 ---            ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting Common Stock (based on the closing price of such shares on the Nasdaq Stock Market's National Market on April 24, 1997) held by non-affiliates was approximately $11,100,000. Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock has been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On April 24, 1997, the following number of shares of the Company's capital stock were outstanding:

                Common Stock               6,396,519
                Class B Common Stock       None

Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II in this report.

     This Annual Report on Form 10-K/A1 is intended to amend certain information contained in the Annual Report on Form 10-K of First Merchants Acceptance Corporation (the "Company") for the year ended December 31,1996. As previously disclosed in a Current Report on Form 8-K dated April 16, 1997, the Company discovered irregularities involving unauthorized entries made in the Company's financial records and expects that it will restate its previously reported results for 1996. The Company expects to file with the Securities and Exchange Commission (the "Commission") an additional amendment to this Form 10-K to reflect the results of the restatement. The Company also anticipates scheduling the date of its 1997 Annual Meeting of Stockholders in the near future.

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

     Between April 18, 1997 and April 25, 1997, the Company and certain of its directors and former officers were named as defendants in seven purported class actions filed in the United States District Court for the Northern District of Illinois, entitled respectively: Milton Castillo, Jr. and Chris Vines v. Mitchell C. Kahn, Thomas R. Ehmann, and First Merchants Acceptance Corporation; Samuel Zucker v. First Merchants Acceptance Corporation and Mitchell C. Kahn; Harry Lax v. First Merchants Acceptance Corporation, Mitchell Kahn, Thomas Ehmann and Paul Van Eyl; Jared Hershkowitz v. Mitchell Kahn, Thomas Ehmann, Paul Van Eyl and First Merchants Acceptance Corporation; Sanders Family Partners v. First Merchants Acceptance Corp., Mitchell C. Kahn, Thomas Ehmann and Paul Van Eyl; Howard Hertzberg v. First Merchants Acceptance Corp., Mitchell C. Kahn, Thomas Ehmann and Paul Van Eyl; and Robert Miller v. First Merchants Acceptance Corp., Mitchell Kahn, Thomas Ehmann, Paul Van Eyl, Marcy
H. Shockey, Solomon A. Weisgal and Stowe W. Wyant. Each of the lawsuits generally alleges that the Company issued false and misleading financial statements and press releases concerning the Company's income and earnings in violation of Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The actions seek unspecified damages. The Company is investigating the allegations set forth in the complaints.

     No assurances can be given as to the outcome of the litigation referred to above or the effects of such litigation on the financial condition or future results of operations of the Company. The Company is also involved from time to time in other litigation incidental to its business.

EXECUTIVE OFFICERS OF THE REGISTRANT

    As previously disclosed in a Current Report on Form 8-K dated April 16, 1997, the Board of Directors terminated the employment of Mitchell C. Kahn, President and Chief Executive Officer, Thomas R. Ehmann, Vice President and Chief Information Officer (formerly Vice President and Chief Financial Officer), and Paul M. Van Eyl, Vice President-Strategic Planning, for cause on April 16, 1997. The current executive officers of the Company, their ages and their present positions with the Company are as follows:


Name                                       Age     Position and Offices Held

William N. Plamondon  . . . . . . . .       49     Co-President and Co-Chief Executive
                                                   Officer, Director

Richard J. Uhl  . . . . . . . . . . .       56     Co-President and Co-Chief Executive
                                                   Officer, Director

John R. Griggs  . . . . . . . . . . .       47     Executive Vice President
                                                   and Chief Operating
                                                   Officer--Dealer Financial
                                                   Services Division

Norman Smagley  . . . . . . . . . . .       38     Senior Vice President and Chief Financial Officer

Alan J. Appelman  . . . . . . . . . .       39     Senior Vice President

V. Wayne Carlson  . . . . . . . . . .       49     Senior Vice President

Craig Adams . . . . . . . . . . . . .       37     Vice President

S. Mark Floyd . . . . . . . . . . . .       44     Vice President

Brian W. Hausmann . . . . . . . . . .       41     Vice President

Allen D. Rice . . . . . . . . . . . .       41     Vice President

Richard P. Vogelman . . . . . . . . .       54     Vice President

         Mr. Plamondon was elected as Co-President and Co-Chief Executive Officer of the Company on April 16, 1997 on an interim basis and has served as a director of the Company since March 1995. From June 1992 to February 1997, Mr. Plamondon was the President of Budget Rent A Car Corporation and held various other managerial positions within Budget Rent A Car Corporation from 1978 to 1992. He serves on the board of directors for the International Franchise Association, the American Car Rental Association and North Central College in Lisle, Illinois.

         Mr. Uhl was elected as Co-President and Co-Chief Executive Officer of the Company on April 16, 1997 on an interim basis and has served as a director of the Company since May 1991. Mr. Uhl is the President and a director of Chicago Holdings, Inc. ("CHI"), having held these positions since December 1985. CHI is a privately owned company engaged in the management of owned lease portfolios and investments in operating companies. Finance Acquisition Corp. ("FAC"), a wholly-owned subsidiary of CHI, has an ownership interest in the Company. Mr. Uhl served as a director of ALC Communications Corporation from September 1991 until its merger with Frontier Corporation. Since August 1995, Mr. Uhl has been a director of Frontier Corporation. In November 1990, Mr. Uhl became the Chief Executive Officer and a director of Hurrah Stores, Inc. and Chairman and Chief Executive Officer of its wholly owned subsidiary, Retail Holdings Group, Inc. ("RHG"), a retailer of discount woman's clothing. RHG filed a petition under Chapter 11 of the United States Bankruptcy

Code on January 14, 1993, and the bankruptcy court approved its plan of liquidation on July 12, 1995. Mr. Uhl has also been President of Steiner Financial Corporation since December 1987. Since November 1993, he has served as the Chairman of the Board of Directors of DACC Liquidation Corp. (formerly known as Dealers Alliance Credit Corp.). Since August 1995, Mr. Uhl has served as Chairman of the Board of Directors of Business Alliance Capital Corp., an asset based lender to small and medium sized businesses.

         Mr. Griggs joined the Company as Executive Vice President and Chief Operating Officer -- Dealer Financial Services Division in March 1997. He served as Senior Vice President and Manager of National Operations of Bank One Credit Company, a national indirect financing company, primarily of automobiles, from April 1996 to April 1997. From 1986 to 1996, Mr. Griggs held various positions at Household International, a diversified consumer lender, including Division General Manager and Senior Vice President. From 1980 to 1986, he worked for Citicorp Acceptance Company, a national indirect financing company, and last held the title Chief Financial Officer and Vice President of Operations.

         Mr. Smagley joined the Company in February 1997 as Senior Vice President and Chief Financial Officer. He served as Vice President -- Finance and Chief Financial Officer of Trans Leasing International, Inc., a lessor of medical and office technology equipment, from 1994 to 1997. Mr. Smagley was employed in several financial management positions with firms in the pharmaceutical, financial services and energy fields from 1981 to 1993.

         Mr. Appelman joined the Company in August 1995 as Vice President -- Operations Development and was named Vice President -- Risk Management in August 1996 and Senior Vice President and Chief Credit Officer in March 1997. From October 1990 to August 1995, Mr. Appelman held various operation analysis positions, including Manager -- Operations and Portfolio Analysis, at Hyundai Motor Finance Company. From 1981 to 1988, Mr. Appelman held various positions, including Staff Vice President, at Citicorp.

         Mr. Carlson joined the Company in April 1997 as Senior Vice President
- Human Resources. From December 1992 to April 1997, Mr. Carlson was President of The Carlson Leadership Trust, Inc., an organizational and manpower development consulting firm. From February 1989 to January 1994, he held various managerial positions with Amersham Corporation, a health science company, and its affiliates, including Vice President of Human Resources and General Manager/Chief Operating Officer of its diagnostic division.

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

         Mr. Rice joined the Company in March 1995 as Vice President -- Sales and Marketing and was named Vice President -- First Merchants Capital Ltd. in March 1997. From January 1990 to March 1995, Mr. Rice was founder and President of Aegis International, an international consulting firm specializing in marketing and sales.

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

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 401 of Regulation S-K relating to the directors of the Company is set forth below. The information required by Item 401 of Regulation S-K relating to the executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Registrant" in Part I of this report.

BOARD OF DIRECTORS OF THE REGISTRANT

         On April 16, 1997, the Board of Directors terminated the employment of Mitchell C. Kahn, President and Chief Executive Officer, for cause and Mr. Kahn resigned as a member of the Board of Directors of the Company. On April 16, 1997, the Board of Directors amended the bylaws of the Company to, among other things, reduce the number of directors from seven to six. The current directors of the Company, their ages and their present positions with the Company are as follows:


Name                                    Age         Positions and Offices Held

William N. Plamondon  . . . . .          49         Co-President and Co-Chief
                                                    Executive Officer, Director

Richard J. Uhl  . . . . . . . .          56         Co-President and Co-Chief
                                                    Executive Officer, Director

Thomas A. Hiatt . . . . . . . .          49         Director

Marcy H. Shockey  . . . . . . .          44         Director

Name                                    Age         Positions and Offices Held

Solomon A. Weisgal  . . . . . .          70         Director

Stowe W. Wyant  . . . . . . . .          72         Director

         Mr. Plamondon was elected as Co-President and Co-Chief Executive Officer of the Company on April 16, 1997 on an interim basis and has served as a director of the Company since March 1995. From June 1992 to February 1997, Mr. Plamondon was the President of Budget Rent A Car Corporation and held various other managerial positions within Budget Rent A Car Corporation from 1978 to 1992. He serves on the board of directors for the International Franchise Association, the American Car Rental Association and North Central College in Lisle, Illinois.

         Mr. Uhl was elected as Co-President and Co-Chief Executive Officer of the Company on April 16, 1997 on an interim basis and has served as a director of the Company since May 1991. Mr. Uhl is the President and a director of CHI, having held these positions since December 1985. CHI is a privately owned company engaged in the management of owned lease portfolios and investments in operating companies. FAC, a wholly- owned subsidiary of CHI, has an ownership interest in the Company. Mr. Uhl served as a director of ALC Communications Corporation from September 1991 until its merger with Frontier Corporation. Since August 1995, Mr. Uhl has been a director of Frontier Corporation. In November 1990, Mr. Uhl became the Chief Executive Officer and a director of Hurrah Stores, Inc. and Chairman and Chief Executive Officer of its wholly owned subsidiary, RHG, a retailer of discount woman's clothing. RHG filed a petition under Chapter 11 of the United States Bankruptcy Code on January 14, 1993, and the bankruptcy court approved its plan of liquidation on July 12, 1995. Mr. Uhl has also been President of Steiner Financial Corporation since December 1987. Since November 1993, he has served as the Chairman of the Board of Directors of DACC Liquidation Corp. (formerly known as Dealers Alliance Credit Corp.). Since August 1995, Mr. Uhl has served as Chairman of the Board of Directors of Business Alliance Capital Corp., an asset based lender to small and medium sized businesses.

         Mr. Hiatt has served as a director of the Company since May 1991. Since 1988, Mr. Hiatt has been a general partner of Middlewest Management Company L.P. ("MMC"). MMC is the general partner of Middlewest Ventures II, L.P. ("MW"), a provider of venture capital that manages risk capital for a number of institutional investors. Mr. Hiatt is also a general partner of Middlewest Partners, the general partner of Middlewest Ventures, L.P., a venture capital firm with similar investment objectives as MW, which he co-founded in 1985. Mr. Hiatt has served as a director of PowerWay, Inc., a software company, since May 1987 and as a director of Fifth Third Bank of Central Indiana since August 1990. In addition, Mr. Hiatt has served as a director of Express Shipping Centers, Inc., a provider of UPS shipping services through supermarkets, since February 1992 and as a director of Bioanalytical Systems, Inc., a provider of advanced instrumentation and research services, since December 1994.

         Ms. Shockey has served as a director of the Company since May 1991. Ms. Shockey has been a general partner of MMC, which is the general partner of MW, since February 1988. Ms. Shockey has served as a director of Impath Laboratories, Inc. since May 1994 and has served as a director of LNS Group, Inc. since August 1991. In addition, Ms. Shockey has served as a director of West-tech Corporation since September 1990. From February 1981 until February 1988, Ms. Shockey was an investment manager specializing in early stage investments for the venture capital division of Allstate Insurance Company.

         Mr. Weisgal has served as a director of the Company since February 1993. Mr. Weisgal is a Certified Public Accountant and has been the President of Solomon A. Weisgal, Ltd., a financial consulting firm, since its inception in August 1979. Mr. Weisgal has served as a director of CHI since its inception in December 1985. Mr. Weisgal has served as a director of Walnut Capital Corp., a small business investment corporation specializing in early stage venture capital investments, since its inception in March 1984 and has served as a director of Walnut Financial Services, Inc., a publicly held financial service company, since February 1995. From June 1985 until March 1994, Mr. Weisgal served as a director of Oxford Consolidated, Inc.

         Mr. Wyant has served as a director of the Company since May 1994.
From May 1982 to July 1986, Mr. Wyant was the Director of Diversified Operations of BA Financial, a division of Barclays American Corporation, a diversified finance company. Mr. Wyant retired from BA Financial in July 1986. From June 1973 to April 1982, Mr. Wyant served in various positions for American Credit Corporation and its successor, Barclays American Corporation, including Division Manager and Senior Vice President, and Area Director and Corporate Vice President.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners (collectively, the "Reporting Persons") of more than ten percent of the Company's common stock, par value $.01 per share ("Common Stock"), to file reports of ownership and changes in ownership with the Commission and the Nasdaq Stock Market. The Company believes that during 1996 the Reporting Persons complied with all applicable Section 16(a) filing requirements. This conclusion is based solely upon a review of copies of such forms furnished to the Company in accordance with regulations of the Commission and certain written representations received by the Company.

ITEM 11:         EXECUTIVE COMPENSATION

         The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to the Chief Executive Officer and the other four most highly compensated executive officers of the Company (based on combined salary and bonus for 1996) (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE


                                                                                                            LONG TERM
                                                                                                         COMPENSATION
                                                                                                               AWARDS
                                                             ANNUAL COMPENSATION                           SECURITIES
                                                             --------------------        OTHER ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITIONS                    YEAR         SALARY($)    BONUS($)(a) COMPENSATION($)(b)   OPTIONS(#)
----------------------------                    ----         -------      -------     -----------------    ---------
Alan J. Appelman  . . . . . . . . . . . . .     1996         149,492       35,000                             5,000
   Senior Vice President and                    1995          35,597(c)    18,000(c)                             --
   Chief Credit Officer                         1994              --           --                                --

Brian W. Hausmann   . . . . . . . . . . . .     1996         140,230       20,000                             8,000
   Vice President -- Automotive                 1995         123,333       40,000                             8,000
   Credit Group                                 1994         109,833       50,000                                --

Allen D. Rice   . . . . . . . . . . . . . .     1996         157,183       35,000                             7,000
   Vice President -- First Merchants Capital    1995          92,244(c)    32,000                             4,000
   Ltd.                                         1994              --           --                                --

Mitchell C. Kahn (d)  . . . . . . . . . . .     1996         236,193       80,000                           200,000(e)
   President and Chief Executive Officer        1995         187,500       70,000          56,672(f)             --
                                                1994         159,583       75,225                            23,648(g)

Thomas R. Ehmann (h)  . . . . . . . . . . .     1996         139,484       16,500                             8,000
   Vice President and Chief                     1995         123,333       40,000                             8,000
   Information Officer                          1994         109,833       50,000                            30,140


(a) The annual bonus amounts shown for 1994 were earned and accrued during the Company's previous fiscal year which ended on May 31, 1995 and were paid prior to December 31, 1995. With the change in the Company's fiscal year to a calendar year, for the year ended December 31, 1995, pro-rated bonuses were earned and accrued for the seven month period from June 1, 1995 through December 31, 1995. Bonus amounts shown for 1996 were earned and accrued during the calendar year ended December 31, 1996. These bonuses were paid to eligible management employees, including the executive officers listed above, in March 1996 and March 1997, respectively.

(b) Does not include the cost to the Company of certain perquisites and other personal benefits. The aggregate amount of such benefits, as to each executive officer, other than Mr. Kahn, did not exceed the lesser of $50,000 or 10% of his total annual salary and bonus.

(c) Mr. Appelman and Mr. Rice joined the Company in August 1995 and March 1995, respectively. Thus, their 1995 compensation does not cover a full year.

(d) The Board of Directors of the Company terminated the employment of Mr. Kahn for cause on April 16, 1997.

(e) As of June 1, 1996, in connection with the Company entering into an employment agreement with Mr. Kahn, the Company also entered into the 1996 Kahn Option, as defined in "Stock Option Agreements". Pursuant to the 1996 Kahn

     Option, Mr. Kahn was granted an option to purchase 100,000 shares of Common Stock on each of June 3, 1996 and December 31, 1996 at exercise prices of $21.875 and $19.125, respectively. As of the date of Mr. Kahn's termination of employment with the Company, 20,000 of such options had vested and the remainder of such options expired. See "Stock Option Agreements."

(f) Other annual compensation for Mr. Kahn for 1995 included non-cash compensation that was used to extinguish indebtedness incurred by Mr. Kahn to the Company pursuant to the Management Purchase Agreement dated May 23, 1991 between Mr. Kahn and the Company.

(g) In April 1994, the Company entered into a stock option agreement with Mr. Kahn for up to 23,648 shares of Common Stock at an exercise price of $11.00 per share. Based upon the level of pre-tax earnings and return on equity achieved by the Company for the 12 months ended May 31, 1995 and May 31, 1996, Mr. Kahn has the immediate right to exercise options with respect to 20,541 shares of Common Stock.

(h) The Board of Directors of the Company terminated the employment of Mr. Ehmann for cause on April 16, 1997. All of the options granted to Mr. Ehmann in 1994 were granted under the Company's Incentive Stock Option Plan (the "Incentive Stock Option Plan") at an exercise price of $4.40 per share. As of April 16, 1997, 25,817 of such options had vested and the remainder of such options expired. Vested options under the Incentive Stock Option Plan may be exercised by Mr. Ehmann for a period of three months following the date of Mr. Ehmann's termination of employment with the Company. All of the options granted to Mr. Ehmann in 1995 and 1996 were granted under the Company's 1994 Equity Incentive Plan, as amended and restated (the "Equity Incentive Plan"), and all of such options expired upon Mr. Ehmann's termination of employment with the Company.

                       OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth details regarding stock options granted to the Named Executives during 1996. The Company granted no SARs in during 1996.


                                                INDIVIDUAL GRANTS
                               ----------------------------------------------------
                                NUMBER OF                                            POTENTIAL REALIZABLE VALUE AT
                               SECURITIES    PERCENT OF                                 ASSUMED ANNUAL RATES OF
                               UNDERLYING  TOTAL OPTIONS                              STOCK PRICE APPRECIATION FOR
                                OPTIONS      GRANTED TO     EXERCISE OR                      OPTION TERM(C)
                                GRANTED     EMPLOYEES IN    BASE PRICE   EXPIRATION   ---------------------------
       Name                      (#)(A)    FISCAL YEAR(B)     ($/SH)        DATE          5%($)          10%($)
       ----                    ----------  --------------   ----------   ----------   -----------      ----------
Alan J. Appelman  . . . . .      5,000          1.3%          $19.50       3/06/06    $    61,300      $  155,400
Brian W. Hausmann . . . . .      8,000          2.0%          $19.50       3/06/06    $    98,080      $  248,640
Allen D. Rice . . . . . . .      7,000          1.8%          $19.50       3/06/06    $    85,820      $  217,560
Mitchell C. Kahn  . . . . .    100,000         25.0%          $21.875      6/03/06    $ 1,375,500      $3,486,500
                               100,000         25.0%          $19.125     12/31/06    $ 1,202,500      $3,048,500
Thomas R. Ehmann  . . . . .      8,000          2.0%          $19.50       3/06/06    $    98,080      $  248,640

----------------

(a) All options in this table have exercise prices equal to the fair market value on the date of grant. The options, except those granted to Mr. Kahn and Mr. Ehmann, become exercisable as to 25% of the shares subject to the award on each of the first four anniversaries of the date of grant and expire ten years from the original date of grant. These options were granted under the Equity Incentive Plan. See "1994 Equity Incentive Plan". The Board of Directors of the Company terminated the employment of Mr. Kahn and Mr. Ehmann for cause on April 16, 1997. Mr. Kahn's options were to become exercisable as to 20,000, 30,000 and 50,000 shares on the first, second and third December 31 following the grant, respectively, and were granted under the 1996 Kahn Option. As of the date of Mr. Kahn's termination of employment with the Company, 20,000 of such options had vested and the remainder of such options expired. See "Stock Option Agreements". Mr. Ehmann's options were granted under the Equity Incentive Plan, and all of such options expired upon Mr. Ehmann's termination of employment with the Company.

(b) The Company granted options for 199,400 shares to employees in 1996 under the Equity Incentive Plan and 200,000 shares to Mr. Kahn under the 1996 Kahn Option.

(c) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term at the annual rate specified (5% and 10%). Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year) for options with a ten year term. The assumed annual rates of appreciation are specified in Commission rules and do not represent the Company's estimate or projection of future stock price growth. The Company does not necessarily agree that this method can properly determine the value of an option.

         The following table sets forth certain information with respect to stock options granted to each of the Named Executives that were outstanding at December 31, 1996:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                                      NUMBER OF SECURITIES
                                                                     UNEXERCISED UNDERLYING        VALUE OF UNEXERCISED
                                                                          OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                                                       FISCAL YEAR-END(#)         FISCAL YEAR-END($)(a)
                             SHARES ACQUIRED                      ----------------------------  --------------------------
NAME                         ON EXERCISE(#)    VALUE REALIZED($)  EXERCISABLE    UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                         ---------------   -----------------  -----------    -------------  -----------  -------------
Alan J. Appelman  . . . . .        --               --                   --           5,000             --           --
Brian W. Hausmann . . . . .        --               --               31,213          14,000     $  558,280     $  2,250
Allen D. Rice . . . . . . .        --               --                1,000          10,000            375        1,125
Mitchell C. Kahn(b) . . . .        --               --              123,657         191,824      1,882,756       96,070
Thomas R. Ehmann(c) . . . .        --               --               26,971          19,169        368,448       78,364


(a) Values are based on the difference between the December 31, 1996 closing price of $19.125 per share on the Nasdaq National Market and the option exercise price.

(b) The Board of Directors of the Company terminated the employment of Mr. Kahn for cause on April 16, 1997. On such date, unexercisable options to acquire 180,000 shares of Common Stock previously granted to Mr. Kahn expired.

(c) The Board of Directors of the Company terminated the employment of Mr. Ehmann for cause on April 16, 1997. On such date, exercisable options to acquire 4,000 shares of Common Stock and unexercisable options to acquire 16,323 shares of Common Stock previously granted to Mr. Ehmann expired.

EMPLOYMENT AGREEMENT

     The Company entered into an employment agreement (the "Employment Agreement") with Mitchell C. Kahn effective as of June 1, 1996 to perform the duties of the Company's President and Chief Executive Officer. The Employment Agreement replaced the previous employment agreement between the Company and Mr. Kahn which commenced June 1, 1991 and terminated on May 31, 1996 after the expiration of the initial term and three one- year renewal periods. The Employment Agreement had an original termination date of December 31, 1998 and provided for two one-year renewal periods at the option of the Company. The Board of Directors of the Company terminated Mr. Kahn's employment with the Company on April 16, 1997 for Cause (as defined in the Employment Agreement). A summary of the material terms of the Employment Agreement is set forth below.

     Pursuant to the Employment Agreement, the Company agreed to pay Mr. Kahn an annualized base salary of $250,000 per annum from June 1, 1996 through December 31, 1996 and $275,000 and $302,000 per annum for calendar years 1997 and 1998, respectively. In addition, on or before April 1,

1997, 1998 and 1999, Mr. Kahn was eligible to receive a bonus payment of up to 100% of his base compensation in effect on the previous December 31 upon the Company's achievement of certain strategic plans and goals established each year by the Board of Directors. Mr. Kahn was also reimbursed for all reasonable and necessary business expenses and provided with the employee group health, life and disability benefits that the Company provides to its other employees. Additionally, Mr. Kahn was furnished with an automobile allowance of $800 per month and was eligible for reimbursement for up to $55,000 for a country club membership initial fee. Because Mr. Kahn's employment was terminated by the Company for Cause, the Company was required to pay Mr. Kahn only those amounts earned or accrued under the Employment Agreement through the date of termination. In accordance with the Employment Agreement, the Company entered into a stock agreement with Mr. Kahn for a total of 300,000 shares of Common Stock. See "Stock Option Agreements."

     The Employment Agreement included a restrictive covenant by which Mr. Kahn agreed not to compete with the Company for a period of two years after the termination of the Employment Agreement, except in certain circumstances, including the failure of the Company to renew the Employment Agreement for at least one renewal period. The Employment Agreement also prohibited Mr. Kahn from recruiting, soliciting, offering employment to or hiring any of the Company's employees for a period of two years after the termination of the Employment Agreement and included a confidentiality provision with respect to information about the Company and its business.

MANAGEMENT PURCHASE AGREEMENTS

     The Company has entered into Management Purchase Agreements, dated as of May 23, 1991 (the "Management Purchase Agreements"), with Mitchell C. Kahn, Brian W. Hausmann and certain employees of the Company. Pursuant to such agreements, Messrs. Kahn and Hausmann purchased 117,126 and 36,028 shares of Common Stock, respectively. The agreements entered into by Messrs. Kahn and Hausmann provide that if the employment of either Mr. Kahn or Mr. Hausmann is terminated by the Company for cause, the Company will be able to purchase the shares held by such party at the fair market value of the shares upon termination. Additionally, in the event of the death of either Mr. Kahn or Mr. Hausmann, the legal representative of such party will have the right to require that the Company purchase the shares held by such party at the fair market value of the shares on the date of death. This repurchase obligation of the Company does not apply if the shares held by such party prior to death have been registered under the Securities Act of 1933, as amended (the "Securities Act").

1994 EQUITY INCENTIVE PLAN

     On March 27, 1996, the Board of Directors adopted, and on May 14, 1996 the stockholders of the Company approved, an amendment and restatement of the Equity Incentive Plan. The Equity Incentive Plan became effective on September 30, 1994. Under the Equity Incentive Plan, the Compensation Committee is authorized to award stock options, stock appreciation rights ("SARs"), limited stock appreciation rights, restricted stock, performance shares, performance units and bonus stock. The Equity Incentive Plan has a 10-year term and, subject to anti-dilution adjustments, a maximum of 750,000 shares of Common Stock may be delivered pursuant to awards under the Equity Incentive Plan (of which no more than 100,000 shares may be used for awards of restricted stock or bonus stock). All full-time employees of the Company or any of its subsidiaries are eligible to receive awards. Subject to anti-dilution adjustments, the number of shares for which options or SARs may be granted to any one grantee in a calendar year cannot exceed 60,000.

     The Compensation Committee has the discretion to determine the persons to whom awards shall be made and, subject to the terms of the Equity Incentive Plan, the terms and conditions of each award. The Compensation Committee may, among other things, cancel outstanding awards and grant substitute awards with an exercise price (or for SARs, base price) determined by reference to the value of the Common Stock on the date of the substitute award, accelerate vesting and waive terms and conditions of outstanding awards and permit eligible employees to elect, prior to earning compensation, to acquire options in lieu of receiving such compensation. All awards will be fully vested upon a change of control (as defined in the Equity Incentive Plan) of the Company.

INCENTIVE STOCK OPTION PLAN

     On June 17, 1993, the Board of Directors adopted and obtained stockholder approval of the Incentive Stock Option Plan pursuant to which certain employees of the Company were granted options to purchase shares of Common Stock. Options with respect to 63,809 shares of Common Stock have been granted to key employees and officers of the Company under the Incentive Stock Option Plan. As of December 31, 1996, options with respect to 39,559, 4,065 and 9,871 shares of Common Stock were vested, repurchased by the Company and canceled, respectively. On July 27, 1994, the Board of Directors discontinued the Incentive Stock Option Plan, effective as of September 23, 1994, and no future grants of options will be made under such plan. Options previously granted under the Incentive Stock Option Plan will remain exercisable in accordance with their terms.

     Pursuant to the Incentive Stock Option Plan, upon the death, disability or termination of employment of an optionee, the Company has the right for a period of 30 days to repurchase the optionee's vested but unexercised options at the fair market value of the underlying Common Stock as of the date of such event less the option price for such shares. Upon the death or termination of employment of an optionee, the optionee or his or her successor in interest may, within three months after such event, exercise options to the extent the options were exercisable at the time of such event, provided that the Company has elected not to repurchase the options as describe above. Upon the permanent disability or retirement of an optionee, the optionee may, within twelve months after such event, exercise options to the extent the options were exercisable at the time of such event, provided that the Company has elected not to repurchase the options as set forth above.

STOCK OPTION AGREEMENTS

     In May 1991, the Company entered into stock option agreements with Mitchell
C. Kahn, Brian W. Hausmann and certain employees of the Company for a total of 193,448 shares of Common Stock. Such agreements were amended and restated in November 1993 (as amended and restated, the "Stock Option Agreements") to reduce the number of options exercisable pursuant to such agreements.

The Stock Option Agreements currently provide Mitchell C. Kahn, Brain W. Hausmann and certain employees of the Company with the option to purchase a total of 141,064 shares of Common Stock, all of which are vested, for a purchase price of $.04 per share. With limited exceptions, the options must be exercised within ten years of the date of vesting. Shares issued pursuant to the Stock Option Agreements are subject to certain provisions of the Management Purchase Agreements. See "Management Purchase Agreements".

     On April 5, 1994, the Company entered into a second stock option agreement (the "Second Stock Option Agreement") with Mitchell C. Kahn for up to a total of 23,648 shares of Common Stock, subject to adjustment in accordance with the agreement. The Second Stock Option Agreement permits the exercise of options with respect to the shares of Common Stock for which they are vested, for a purchase price of $11.00 per share. Based upon the level of pre-tax earnings and return on equity achieved by the Company for the applicable time periods, Mr. Kahn has the immediate right to exercise options with respect to 20,541 shares of Common Stock. Such options must be exercised within five years after the applicable vesting date.

     As of June 1, 1996 in connection with the Company entering into the Employment Agreement with Mitchell C. Kahn, the Company also entered into a stock option agreement with Mr. Kahn (the "1996 Kahn Option"). The 1996 Kahn Option provided for the grant of options for 300,000 shares of Common Stock on a schedule consisting of 100,000 shares on each of June 3, 1996, December 31, 1996 and December 31, 1997, provided Mr. Kahn was employed by the Company on the applicable grant date. The exercise price for the options was the fair market value of the Common Stock on the respective grant dates. As of December 31, 1996, the first two grants for 100,000 shares each became effective at an exercise price of $21.875 per share for the June 3, 1996 grant and $19.125 per share for the December 31, 1996 grant. The Board of Directors of the Company terminated the employment of Mr. Kahn for cause on April 16, 1997. As of April 16, 1997, options for 20,000 shares of Common Stock had vested under the 1996 Kahn Option and the remainder of such options expired. Vested options must be exercised no later than the tenth anniversary of the grant date.

COMPENSATION OF DIRECTORS

     The Company pays each of its directors who are not also employees of the Company an annual retainer of $10,000 and an annual retainer of $2,000 ($3,000 for the chair) with respect to each committee on which such director serves. Each non-employee director is paid a fee of $1,500 for each meeting of the Board of Directors attended. The Company reimburses each director for out-of-pocket expenses incurred in attending meetings of the Board of Directors and any of its committees. On May 26, 1994, pursuant to an agreement with RFE Investment Partners IV, L.P., the Company granted Mr. Wyant an option to purchase up to 5,982 shares of Common Stock at an exercise price of $5.18 per share, exercisable at any time. In the event of the death of Mr. Wyant or in the event that Mr. Wyant shall, for any reason, not be reelected or refuse to serve as a director of the Company, the unexercised portion of the option granted to Mr. Wyant will terminate unless it is exercised by Mr. Wyant or his administrator, guardian, executor or heirs within 60 days of the date of Mr. Wyant's death or termination of service as a director.

1994 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     On July 27, 1994, the Board of Directors adopted, and the Company's stockholders approved, the First Merchants Acceptance Corporation 1994 Non-Employee Directors Stock Option Plan (the "Directors Plan") under which eligible directors of the Company are granted options to purchase Common Stock. The Directors Plan became effective on September 30, 1994. Eligible directors under the Directors Plan are directors who are not employees of the Company or any of its subsidiaries at the time of the grant of an option. As of December 31, 1996, Ms. Shockey and Messrs. Hiatt, Plamondon, Uhl, Weisgal and Wyant were eligible directors under the Directors Plan.

     On the date of the 1997 annual meeting of stockholders and every third annual meeting thereafter, each eligible director who is elected or reelected to the Board of Directors will be granted an option to purchase 3,000 shares of Common Stock, subject to antidilution adjustments. An eligible director who is appointed by the Board of Directors shall be granted an option on the date of such appointment to purchase a pro- rated number of shares based on the number of months remaining until the next option grant under the Directors Plan. The exercise price of each such option shall be 100% of the fair market value of the Common Stock on the grant date.

     Each option will have a term of 10 years from its grant date and will become exercisable as to 1,000 shares each year on the first to occur of the annual anniversary of the grant date of such option or the annual meeting of stockholders. All options will be fully vested upon a change of control (as defined in the Directors Plan) of the Company. Any option that has become exercisable will remain exercisable for 90 days after a grantee ceases to be a director (180 days in the event of death), but not beyond the 10-year term of the option. The Directors Plan has a 10-year term, and a maximum of 60,000 shares of Common Stock are available for awards under the Directors Plan, subject to anti- dilution adjustments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to September 23, 1994, the Board of Directors had no Compensation Committee. Decisions concerning compensation of executive officers prior to September 23, 1994 were made by the Chief Executive Officer. The Chief Executive Officer's compensation was established pursuant to employment agreements with the Company, the terms of which were ratified by the Board of Directors. On September 23, 1994, the Board of Directors established a Compensation Committee which, as of December 31, 1996, was comprised of Messrs. Plamondon, Uhl and Wyant and Ms. Shockey.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           COMMON STOCK OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 25, 1997 by (i) all those known by the Company to be beneficial owners of more than

5% of its outstanding Common Stock, (ii) each director of the Company and each nominee for director, (iii) each of the executive officers named in the Summary Compensation Table (the "Named Executives") and (iv) all Named Executives, directors and nominees for director as a group.

                                                               Amount and Nature of    Percent of
                              Name                             Beneficial Ownership     Class(l)
                              ----                             --------------------    ----------
Thomas A. Hiatt(2)  . . . . . . . . . . . . . . . . . . . . .        880,533              13.8%

Marcy H. Shockey(3) . . . . . . . . . . . . . . . . . . . . .        880,533              13.8

Middlewest Ventures II, L.P.(4) . . . . . . . . . . . . . . .        878,533              13.7

Wellington Management Company, LLP(5) . . . . . . . . . . . .        718,000              11.2

Solomon A. Weisgal(6) . . . . . . . . . . . . . . . . . . . .        549,071               8.6

Richard J. Uhl(7) . . . . . . . . . . . . . . . . . . . . . .        523,118               8.2

Finance Acquisition Corp.(8)  . . . . . . . . . . . . . . . .        507,118               7.9

Mitchell C. Kahn(9) . . . . . . . . . . . . . . . . . . . . .        258,853               4.0

Brian W. Hausmann(10) . . . . . . . . . . . . . . . . . . . .         75,054               1.2

Thomas R. Ehmann(11)  . . . . . . . . . . . . . . . . . . . .         31,603                 *

Stowe W. Wyant(12)  . . . . . . . . . . . . . . . . . . . . .         16,186                 *

Allen D. Rice(13) . . . . . . . . . . . . . . . . . . . . . .          4,950                 *

William N. Plamondon(14)  . . . . . . . . . . . . . . . . . .          2,000                 *

Alan J. Appelman(15)  . . . . . . . . . . . . . . . . . . . .          1,750                 *

All Named Executives and directors as a group (11 persons). .      1,838,000              27.8

---------------
*    Represents less than one percent of the outstanding Common Stock

(1) Based on 6,396,519 shares of Common Stock outstanding as of April 25, 1997. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or group holding such options or warrants, but are not outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 878,533 shares of Common Stock owned by MW, of which MMC is a general partner. Mr. Hiatt is a general partner of MMC and shares voting and investment power with respect to such shares. Also includes 2,000 shares of Common Stock issuable upon the exercise of options to acquire Common Stock. If the options are exercised, Mr. Hiatt has agreed to transfer the shares of Common Stock received upon such exercise to MMC. Mr. Hiatt's address is Middlewest Ventures II, L.P., 201 N. Illinois Street, Indianapolis, IN 46204.

(3) Includes 878,533 shares of Common Stock owned by MW, of which MMC is a general partner. Ms. Shockey is a general partner of MMC and shares voting and investment power with respect to such shares. Also includes 2,000 shares of Common Stock issuable upon the exercise of options to acquire Common Stock. If the options are exercised, Ms. Shockey has agreed to transfer the shares of Common Stock received upon such exercise to MMC. Ms. Shockey's address is Middlewest Ventures II, L.P., 201 N. Illinois Street, Indianapolis, IN 46204.

(4)  The address of MW is 201 N. Illinois Street, Indianapolis, IN  46204.

(5) The number of shares of Common Stock owned is based upon information contained in a Schedule 13G dated February 28, 1997 filed by Wellington Management Company, LLP ("WMC") under the Securities Exchange Act of 1934. The shares of Common Stock are owned by various investment advisory clients of WMC which is deemed a beneficial owner of such shares by virtue of its shared voting power and/or shared dispositive power with respect thereto. No investment advisory client of WMC, except First Financial Fund, Inc., is known to beneficially own more than 5% of the outstanding Common Stock.
     The address of WMC is 75 State Street,  Boston, MA  02109.

(6) Includes 2,000 shares of Common Stock issuable upon the exercise of options to acquire Common Stock. Also includes 507,118 shares of Common Stock owned by FAC, a wholly owned subsidiary of CHI, of which Mr. Weisgal is a director and with respect to which Mr. Weisgal shares voting and investment power. Also includes 1,500 shares of Common Stock owned by the Solomon A. Weisgal, Ltd. Profit Sharing Plan & Trust and 500 shares of Common Stock owned by the Solomon A. Weisgal, Ltd. Money Purchase Pension Plan & Trust. Mr. Weisgal is a co-trustee and beneficiary of such trusts and shares voting and investment power with respect to such shares. Also includes 37,953 shares of Common Stock owned by Cedar Glen Investments, an Illinois general partnership, all the partners of which are trusts. Mr. Weisgal is the trustee or beneficiary of certain of such trusts and shares voting and investment power with respect to such shares. Mr. Weisgal's address is Solomon A. Weisgal, Ltd., 120 South Riverside Plaza, Chicago, IL 60606.

(7) Includes 2,000 shares of Common Stock issuable upon the exercise of options to acquire Common Stock. Also includes 507,118 shares of Common Stock owned by FAC, a wholly owned subsidiary of CHI, of which Mr. Uhl is the President and a director and with respect to which Mr. Uhl shares voting and investment power. Also includes 2,000 shares of Common Stock that Mr. Uhl holds as custodian for his son under the Uniform Gifts to Minors Act. Mr. Uhl's address is Chicago Holdings, Inc., 1000 RIDC Plaza, Pittsburgh, PA 15238.

(8) The address of FAC is 911 Washington Street, Wilmington, DE 19801. FAC is a wholly owned subsidiary of CHI. The address of CHI is 1000 RIDC Plaza, Pittsburgh, PA 15238.

(9) Includes 135,481 shares of Common Stock issuable upon the exercise of options to acquire Common Stock. Also includes 200 shares of Common Stock held by Mr. Kahn's wife as custodian for their sons under the Uniform Gift to Minors Act. The Board of Directors of the Company terminated the employment of Mr. Kahn for cause on April 16, 1997, and Mr. Kahn resigned as a director of the Company on such date.

(10) Includes 35,213 shares of Common Stock issuable upon the exercise of options to acquire Common Stock.

(11) Includes 25,817 shares of Common Stock issuable upon the exercise of options to acquire Common Stock. The Board of Directors of the Company terminated the employment of Mr. Ehmann for cause on April 16, 1997.

(12) Includes 7,982 shares of Common Stock issuable upon the exercise of options to acquire Common Stock.

(13) Includes 3,750 shares of Common Stock issuable upon the exercise of options to acquire Common Stock.

(14) The shares of Common Stock are issuable upon the exercise of options to acquire Common Stock.

(15) Includes 1,250 shares of Common Stock issuable upon exercise of options to acquire Common Stock.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK OPTION AGREEMENTS

     The Company has entered into stock option agreements with certain employees, former employees and a director of the Company for an aggregate of 467,587 shares of Common Stock. Options to acquire 280,000 of such shares of Common Stock expired upon Mr. Kahn's termination of employment with the Company.

STOCKHOLDERS' AGREEMENT

     The Company was a party to a stockholders' agreement, dated October 29, 1993, with MW, FAC, Mitchell C. Kahn, Brian W. Hausmann, and certain employees and early investors in the Company which provided each of the parties with the opportunity to participate pro-rata in any sale of shares of Common Stock proposed by a selling party for the same consideration per share and on the same terms as in the proposed sale transaction. This stockholders' agreement was terminated by all of the parties thereto as of June 15, 1996.

REGISTRATION RIGHTS AGREEMENT

     The Company entered into an Amended and Restated Registration Rights Agreement, dated as of October 29, 1993, as amended (the "Registration Rights Agreement"), with Mitchell C. Kahn, Brian W. Hausmann, certain employees of the Company, MW, FAC and certain other early investors in the Company. The Registration Rights Agreement provides that each of the stockholders who or which are parties to it has the right, whenever the Company proposes to register any of its securities, to require that the Company include in such registration some or all of its shares. The expenses of such registrations (other than underwriting discounts and commissions) will be borne by the Company. The Company has agreed to indemnify the stockholders for losses caused by (i) any untrue or alleged untrue statement or omission of material fact in any registration statement and (ii) with certain exceptions, any violation by the Company of any federal, state or common law rule or regulation in connection with a registration. The Company has also agreed to pay damages equal to the net proceeds a stockholder would have received in the event the Company materially fails to comply with its registration obligations under the Registration Rights Agreement. Shares sold pursuant to Rule 144 under the Securities Act or pursuant to an effective registration statement under the Securities Act will no longer be subject to the Registration Rights Agreement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 1997.


                                        FIRST MERCHANTS ACCEPTANCE CORPORATION


                                        By:     /s/ WILLIAM N. PLAMONDON
                                           -----------------------------------
                                                    William N. Plamondon
                                                  Co-President and Co-Chief
                                                       Executive Officer


                                        By:    /s/ RICHARD J. UHL
                                           -----------------------------------
                                                      Richard J. Uhl
                                                 Co-President and Co-Chief
                                                     Executive Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes and constitutes William N. Plamondon, Richard J. Uhl and Norman Smagley, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, in and about the premises, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                          TITLE
        ---------                          -----
  /s/ WILLIAM N. PLAMONDON        Co-President and Co-Chief          April 29, 1997
------------------------------    Executive Officer, Director
  William N. Plamondon            (Principal Executive Officer)

  /s/ RICHARD J. UHL              Co-President and Co-Chief          April 29, 1997
------------------------------    Executive Officer, Director
  Richard J. Uhl                  (Principal Executive Officer)

  /s/ NORMAN SMAGLEY              Senior Vice President and          April 29, 1997
------------------------------    Chief Financial Officer
  Norman Smagley                  (Principal Accounting Officer
                                  and Principal Financial Officer)

  /s/ THOMAS A. HIATT             Director                           April 29, 1997
------------------------------
  Thomas A. Hiatt


  /s/ MARCY H. SHOCKEY            Director                           April 29, 1997
------------------------------
  Marcy H. Shockey


  /s/ SOLOMON A. WEISGAL          Director                           April 29, 1997
------------------------------
  Solomon A. Weisgal

  /s/ STOWE W. WYANT              Director                           April 29, 1997
------------------------------
  Stowe W. Wyant

                               INDEX TO EXHIBITS


  EXHIBIT NO.        DESCRIPTION

     3.1 Restated Certificate of Incorporation of the Company, filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-81070), is incorporated herein by reference.

     3.2             Amended and Restated Bylaws of the Company  . . . . . . .

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

  EXHIBIT NO.        DESCRIPTION

     4.6* Indenture dated as of October 15, 1996, between the Company as Issuer and LaSalle National Bank as Indenture Trustee.

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

   EXHIBIT NO.       DESCRIPTION

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

     10.22 Form of Waiver pertaining to the Amended and Restated Registration Rights Agreement filed as Exhibit 10.54 to the Company's Registration Statement on Form S-1 (File No. 33-96310), is incorporated herein by reference.

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

   EXHIBIT NO.       DESCRIPTION

     10.25 Receivables Purchase Agreement, dated March 1, 1996, among the Company and First Merchants Auto Receivable Corporation II, filed with the Commission as Exhibit 3 to the Company's Form 8-K dated March 12, 1996, is incorporated herein by reference.

     10.26 Pooling and Service Agreement, dated March 1, 1996, among the Company, as Servicer, First Merchants Acceptance Corporation II, as depositor and Harris Trust and Savings Bank, as Trustee and backup Servicer filed with the Commission as Exhibit 4 to the Company's Form 8-K dated March 12, 1996, is incorporated herein by reference.

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

   EXHIBIT NO.       DESCRIPTION

     10.37 Amendment No. 1 dated May 1, 1996 to the Fourth Amended and Restated Loan and Security Agreement by and among the Company, LaSalle National Bank as agent, and the other lenders named therein, filed with the Commission as Exhibit
                     10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as amended, is incorporated herein by reference.

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

     10.42 Stockholders Termination Agreement among the Company and the other parties named therein, filed with the Commission as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

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

     10.44 Sales and Servicing Agreement dated as of September 1, 1996, among First Merchants Auto Trust 1996-B, as Issuer, First Merchants Auto Receivable Corporation II, as Seller, the Company, as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee, Collateral Agent Backup Servicer, filed with the Commission as Exhibit 2 to the Company's 8-K dated September 26, 1996, is incorporated herein by reference.

     10.45 Receivables Purchase Agreement, dated as of September 1, 1996, between the Company and First Merchants Auto Receivable Corporation II filed with the Commission as
                     Exhibit 3 to the Company's 8-K dated September 26, 1996, is incorporated herein by reference.

     10.46* Consent and Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of October 29, 1996, by and among the Company as Borrower; NBD Bank; Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank; The Boatmen's National Bank of St. Louis; First Bank, National Association; CoreStates Bank, N.A., Fleet Bank, National Association, f/k/a Natwest Bank N.A. and Mellon Bank, N.A. as Lenders; and LaSalle National Bank as Lender and Agent for the Lenders.

     10.47* Second Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of December 26, 1996, by and among the Company as Borrower; NBD Bank; Firstar Bank Milwaukee, N.A.; Harris Trust and Savings Bank; The Boatmen's National Bank of St. Louis; First Bank, National Association; CoreStates Bank, N.A., Fleet Bank, National Association; and Mellon Bank, N.A. as Lenders; and LaSalle National Bank as Lender and Agent for the Lenders.

   EXHIBIT NO.       DESCRIPTION

     10.48* Underwriting Agreement dated October 29, 1996 among the Company as Seller, J.C. Bradford & Co., Piper Jaffray Inc., Keefe, Bruyette & Woods, Inc., and Stifel, Nicolas & Company, Incorporated as Underwriters.

     11.1**          Statement regarding computation of earnings per share.

     13.1** First Merchants Acceptance Corporation Annual Report to Stockholders for December 31, 1996 (such report, except to the extent incorporated herein, is furnished to the Commission for informational purposes only and is not to be part of this annual report on Form 10-K).

     21.1*           Subsidiaries of the Registrant.

     23.1*           Consent of Deloitte & Touche LLP.

     27.1**          Financial Data Schedule.


* Filed as an exhibit to the Company's original Annual Report on Form 10-K for the year ended December 31, 1996.

** As previously disclosed in a Current Report on Form 8-K dated April 16, 1997, the Company discovered unauthorized entries made in the Company's financial records and expects that it will restate previously reported results for 1996. The Company expects to file with the Commission an additional amendment to this Form 10-K to reflect the results of the restatement. The Company anticipates that it will refile this exhibit, if appropriate, with the additional amendment.